Form 10QSB
period 1999-12-31
AMERICAS SPORTS VOICE INC /NY
filed 2000-03-22
CIK 1056715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: December 31, 1999

                         Commission File Number: 0-28103



                          AMERICA'S SPORTS VOICE, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)


                                    New York
         (State or other jurisdiction of incorporation or organization)

                                   11-3363563
                        (IRS Employer Identification No.)

                                  247 Broadway
                              Huntington, New York
                    (Address of principal executive offices)

                                      11743
                                   (Zip Code)

                              380 Hempstead Avenue
                         West Hempstead, New York 11552
                    (Former Address of small business issuer)

                                 (631) 754-9200
                           (Issuer's Telephone Number)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1999, was 5,987,500 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the six month period ended December 31, 1999, are attached hereto.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the America's Sports Voice, Inc.'s (the "Company" or "ASV") unaudited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     The  Company  generated  no  revenues  during  the six month  period  ended
December 31, 1999. However, management did elect to write off an account receivable due from an unaffiliated party in the amount of $339,808, as it appeared to management that the likelihood of recovering all or a portion of such receivable was not expected to occur in the foreseeable future, or at all. In addition, the Company incurred $101,614 in selling, general and administrative expenses during the six month period ended December 31, 1999, as compared to $45,155 for the similar period ended December 31, 1998, primarily as a result of expenses incurred by the Company relating to the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission during the applicable period.

     Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objectives outlined hereinbelow under "Plan of Operation."

Plan of Operation

     ASV is a high technology, multi-media marketing company utilizing both the Internet and publishing businesses to accomplish its business objectives. The Company intends to provide timely sports information, sports programming, discounted travel benefits and sports merchandise to its members through it's quarterly magazine and website. In addition, management is also reviewing various business opportunities which have been presented, which opportunities are outside of the current scope of the Company's business.

     ASV has earmarked a national and international audience to market its sports membership program. The Company is currently positioning to launch its membership drive in the northeast United States, commencing in the New York metropolitan area. To promote the ASV brand name to new regions and markets, the Company expects to utilize television, radio, print, direct mail advertising and trade shows in addition to Internet advertising. Each of the advertising media is intended to solicit a different segment of the Company's target market. Along with radio and print media, ASV expects to work with local retail organizations, such as sporting good stores, sports bars and sports memorabilia stores. This is expected to strengthen the ASV brand name to sports fans in the places they frequent most.

     The Company is presently positioning strategic alliances with various organizations to place "take-one" applications in their multiple locations, thus developing alliance members. The locations in different businesses will provide prospective members with discounts on goods and/or services. For participating in this network, ASV will pay the retailer or organization a commission on each member that signs up through their store or location. The Company will utilize all efficient and cost effective means of attracting additional members. Management feels that recent history and public outcry make this the perfect time to launch the ASV membership marketing campaign.

     ASV's membership program is offered for a $29.95 fee and intends to provide its members with several benefits including (i) a multi-media website for them to interact and access areas of interest; (ii) a comprehensive quarterly magazine of approximately 16-24 pages, in full color; (iii) sports ticket discounts; (iv) contests, prizes and giveaways; and (v) travel, merchandise and service discounts. In addition, as the Company grows and if the membership numbers increase (of which there can be no assurance) the Company's eventual ability to influence the owners, players and sponsors should also increase.

     ASV also intends to develop multi-media platforms from which to launch other entertainment oriented projects. In this regard, ASV is currently in negotiations with a radio station, Internet service provider and theatrical and event ticket providers. These recent negotiations involve the production and broadcast of the future ASV Sports Hour. The format will consist of sports interviews and call-ins, a format sports fans are accustomed to and follow. This broadcast will be available through the Company's website, providing ASV an international reach with a local market and future syndication program. With the Internet distribution the Company will reach more of its members and they can listen live or at any convenient time because the content will be archived and available on the website.

     ASV's aggressive multi-media marketing campaigns will include utilizing the Company's Internet website and quarterly magazine along with traditional print media, radio, television, billboard and sports trade shows. The Company plans targeting sports enthusiasts through the use of each of the above media. The Internet advertising will consist of strategically placed ads on the world wide web. Utilizing ASV's quarterly magazine, the Company will promote its brand identity. Print media advertising will be represented by sports periodicals, daily newspapers and entertainment magazines. Radio advertising will target sports based broadcast stations across the country. Television commercials will run during sporting events. Billboards will be used nationally throughout major metropolitan cities. ASV also intends to attend the sports trade show circuit to market its products.

     The Company has reached an agreement with CPNM, Jenkintown, Pennsylvania, whereby CPNM has agreed to provide multimedia marketing services to the Company, including: (i) Internet services; (ii) cross promotion with various other sports related entities, including sports collectibles; (iii) fax broadcast campaigns;
(iv) television, where ASV will be featured on various television programs specializing in direct response programming and spot advertising; and (v) various other public relations activities, including press releases, increasing visibility of the Company through newspaper and magazine advertising and consumer mail inserts. In exchange for these services, the Company has agreed to form a joint venture with CPNM and divide all membership fees received through CPNM's efforts. Following is a more detailed description of the Company's marketing activities.

     ASV plans to capitalize on management's perceived enormous growth of the Internet. Management believes Internet usage is growing significantly. Thus far, Internet usage has grown from 50 million dollars in 1996, to a projected one billion dollars by the year 2000. According to IBM's publicly reported research, in 1996 there was $900 million in Internet based sales, $2 billion in 1997 and projected to $200 Billion in 2000.

     ASV has been developed to capitalize on opportunities in the field of Internet commerce. Retail customer acceptance of secure electronic financial transactions on the Internet have accelerated and the Company expects that it will continue to grow. The Company will produce and distribute timely sports news and scores, team information and player statistics at its web page and print magazine. The scores and articles will be provided by a national news service provider, down loaded to the Company's site multiple times a day and integrated into the Company's magazine. By having both an Internet presence with the Company's website and print magazine, ASV can expand its research to a broader market group. The website content programming will include both sports and non- sports celebrity interviews and editorials written by in-house correspondents and freelance journalists. Daily Internet sports trivia contests, in addition to weekly and monthly give away promotions, will include ASV products (hats, T-shirts, bags, etc.) and sporting event tickets. These promotions will contribute to ASV's brand image. Management believes that it is extremely important to build ASV's brand image, which should enable the Company in the near future to attract advertisement revenue on the website and in the magazine producing an additional stream of income from advertising revenues as the Company's concept grows. The advertising and marketing campaign will blanket targeted markets with saturation advertising. This will promote the America's Sports Voice, Inc. brand name in the consumer marketplace. The national and international market place will be broken down into regions. The first region to be actively advertised and marketed will be the northeast United States focusing on the New York metropolitan area marketplace to launch the Company's campaign. The campaign will include the use of the major Internet search engines, such as Excite, Yahoo, Lycos and Webcrawler, which will target a nationwide audience in addition to European nations as far away as Japan, which alone has millions of fans of American professional sports.

     ASV's website will offer a multitude of timely and comprehensive sports information. Only the home page (first i.e. magazine cover) will be available to all, but the core of the content will not be accessible unless the person is a member. They can join by calling the Company's toll free marquee number or instantly by a simple secure transaction with a credit card over the Internet. This quick transaction will provide the new member with a log on name and password allowing instant access to all member content areas of the website, interviews, statistics information, chat rooms and contest areas.

     The site provides ASV with an additional future advertising revenue stream as the site is visited and becomes a viable medium to other companies interested in marketing products or services to its members. Because Internet sites which receive high visitor traffic develop huge databases, if the site is successful (of which there can be no assurance) ASV will be able to capitalize on this high visitor volume by offering marketing and consulting services to multiple businesses which require database information in order to expand their market penetration. Alliance members will be listed on the site as they are  signed up to  instantly  notify  members  of new locations to receive discounts on goods or services. The website will hold a multitude of contests such as daily sports trivia, weekly contests and monthly drawings. The contests will interest members to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The content of the website will change often, specifically daily wherein sports related stories and scores will be updated multiple times throughout the day.

     In addition to the Company's on-line interactive website, ASV intends to offer its members a quarterly magazine that will focus on important sports issues and how they relate to the average fan. The publishing industry is benefiting from the tremendous growth in the popularity of sports in this country over the past two decades. According to the Sports Management Research Bureau research, the four major monthly magazines (Sports Illustrated, Inside Sports, Sporting News and Sport) have a total of over 192 million adult readers each month. Sports Illustrated ranked second among U.S. magazines in advertising revenues in 1996. Due to the frustration with sports in this country today, ASV's magazine is expected to be attractive to the majority of the current sports magazine readers.

     ASV's magazine will differ from traditional sports publications which tend to consist of the news aspect of the games, most serving only to relay information of what is happening without any offering of how fans relate to the situations. These magazines and newspapers track the "what" while ASV can include the "why" and the "how" of sporting events. In addition, alliance member businesses who offer the Company's members a discount will be listed in each issue. The magazine is expected to be between 16-24 pages in length and management has reached an agreement with a publisher to publish up to 60,000 copies in full color, at a cost of approximately $.37 per copy.

     As membership grows in the organization (of which there can be no assurance) the magazine is expected to become an additional revenue stream generating advertisers dollars. In the initial issues the Company will offer deep discounts to organizations that will commit to a term of advertising based on an increasing fee scale as membership builds.

     Aside from the serious issues in sports today, ASV will also offer its members an entertaining side. This will consist of trivia questions, rotisserie and fantasy league sections, fan mail and columns written by in-house staff, freelance journalists, players and agents. The magazine and website will report the hottest issues that concern the fan. These include franchise movement, expansion, contract negotiations, ticket allocation, price increases, revenue sharing and player conduct. Each quarter will include a section dedicated to fans' comments. This will allow fans an additional venue besides the website to express their opinions and concerns every quarter. In addition, ASV will track player movements via trades and free agency, conduct player and owner interviews, and invite players, owners and sports columnists to write a guest column.

     ASV's long term print media plan is to advertise in the sports section of all major market newspapers throughout the country. The Company will also advertise in many of the sports related magazines (i.e., Sporting News). In addition, ASV will promote its membership via 24-hour sports talk radio stations. The Company's plan is to strategically place ads on these stations throughout the country during various segments and shows each day. These two advertising venues will be launched simultaneously to ensure saturation of each particular market.

     In addition to radio and print media, ASV will work with local retail organizations, such as sporting goods stores, sports bars and sports memorabilia stores. This will help broaden the reach of the Company name to all sports fans in every area of the country. These organizations will place "take-one" applications in their stores and they will offer members discounts on their products. For their services, ASV will offer a commission for each member that signs up in their particular store. They will also be on a list of alliance member organizations that offer members a discount, which are featured on the Company's website and quarterly in the Company's magazine.

     Revenues are derived from membership fees, renewal fees, advertising sales and merchandise sales. Each income stream is driven by the membership base, as the membership increases the advertising rates will increase as well as an increase in volume of merchandise sales. ASV's advertising revenues are derived from the Company's two main outlets: its website and the quarterly magazine. ASV's merchandise will include licensed and private label apparel, sports memorabilia, historical sports videos and CD ROM's.

     The Company anticipates that it will not require infusion of additional capital to accomplish its business objectives described herein, in that anticipated revenues from operations will be sufficient to fund operations. However, if the Company requires additional funding or determines it appropriate to raise additional funding during such period, there is no assurance that adequate funds, whether through additional equity financing, debt financing or other sources, will be available when needed or on terms acceptable to the Company. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition.

     In addition to the discussion above, management is also reviewing various business opportunities which have presented themselves to the Company. While no definitive agreement has been reached as of the date of this report, substantive discussions have taken place between the Company and an entity engaged in processing gourmet meals for first class passengers on many airlines. If consummated, it is anticipated that the Company will issue shares of its common stock, plus an undetermined amount of cash, in exchange for either acquisition of certain assets or all or a portion of stock from the seller. However, there can be no assurances that the Company will successfully consummate this proposed transaction.

Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. The President of the Company has agreed to waive any salaries due pursuant to his employment agreement with the Company until such time as the Company begins generating revenues from operations, of which there can be no assurance.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize dates using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Because the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant suppliers and service providers, the Company intends to determine the extent to which the Company's interface systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues. There can be no assurance that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and, accordingly, will not have a material adverse affect on the Company's systems. Additionally, there can be no assurance that the computer systems necessary to maintain the viability of the Internet or any of the web sites that direct consumers to the Company's website will be Year 2000 compliant. As part of the Company's overall Year 2000 compliance plan, the Company intends to monitor systems performance and plans to develop a rapid response program in the event of any significant disruption as a result of the Year 2000 issues. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES - NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION - NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K -

                  (a)      Exhibits

                           EX-27  Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                             December 31,         June 30,
                                                 1999               1999
                                              (unaudited)
                                             ------------      --------------
Cash                                         $        414      $          (10)
Loans receivable, net of allowance                 41,048             379,707
                                             ------------      --------------
        Total current assets                       41,462             379,679

Office equipment and computer software,
   net of accumulated depreciation                    915               1,685

Other assets                                           75                  75
                                             ------------      --------------
        Total assets                         $     42,452      $      381,457
                                             ============      ==============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses        $    162,679      $       65,937
Loan payable-officer                                5,575                   -
                                             ------------      --------------
        Total current liabilities                 168,254              65,937
                                             ------------      --------------
Stockholders' equity (deficit):
   Common stock, $.0001 par value
      150,000,000 shares authorized
      4,987,500 shares issued and
      outstanding at June
      5,987,500 shares issued and
      outstanding at December                         599                 499
   Additional paid-in capital                     723,506             723,506
   Deficit accumulated during

      the development stage                      (849,907)           (408,485)
                                             ------------      --------------
        Total stockholders' equity (deficit)     (125,802)            315,520
                                             ------------      --------------
        Total liabilities and stockholders'
           equity (deficit)                  $     42,452      $      381,457
                                             ============      ==============






                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    February
                                                   Six-month        2, 1997
                                                 periods ended    (inception)
                                                  December 31,      through
                                              --------------------  December
                                                 1999      1998     31, 1999
                                              ---------  ---------  ---------
Revenues                                      $       -  $       -  $       -
                                              ---------  ---------  ---------

Selling, general and administrative             101,614     45,155    410,099

Bad debt expense                                339,808          -    439,808
                                              ---------  ---------  ---------
                                                441,422     45,155    849,907
                                              ---------  ---------  ---------
Net loss                                      $(441,422) $ (45,155) $(849,907)
                                              =========  =========  =========

Basic loss per share                          $   (0.08) $   (0.01) $   (0.20)
                                              =========  =========  =========
Weighted average common shares outstanding    5,487,500  4,113,696  4,163,681
                                              =========  =========  =========
















                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three-month periods ended
                                                         December 31,
                                                   -----------------------
                                                      1999         1998
                                                   ---------     ---------
Revenues                                           $       -    $        -
                                                   ---------     ---------

Selling, general and administrative expenses          67,962         2,782

Bad debt expense                                     339,808             -
                                                   ---------     ---------
                                                     407,770         2,782
                                                   ---------     ---------
Net loss                                           $(407,770)    $  (2,782)
                                                   =========     =========

Basic loss per share                               $   (0.07)    $   (0.00)
                                                   =========     =========
Weighted average common shares outstanding         5,987,500     4,137,500
                                                   =========     =========








                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    February
                                                                    17, 1993
                                         Six-month periods ended  (inception)
                                            ended December 31,      through
                                          ----------------------    December
                                             1999       1998        31, 1999
                                          ---------    ---------    ---------
Net loss                                  $(441,422)   $ (45,155)   $(849,907)
                                          ---------    ---------    ---------
Adjustments to reconcile net loss to net cash used in operating activities:

      Bad debt                              339,808            -      439,808
      Depreciation                              770            -        2,160
      Increase in accounts payable
          and accrued expenses               96,742            -      162,604
                                          ---------    ---------    ---------
          Net cash used in
             operating activities            (4,102)     (45,155)    (245,335)
                                          ---------    ---------    ---------
Cash flows used in investing activities:

   Capital expenditures                          -             -       (3,075)
   Loans (advanced) repaid                   (1,149)         220     (480,856)
                                          ---------    ---------    ---------
          Net cash provided by (used in)
             investing activities            (1,149)         220     (483,931)
                                          ---------    ---------    ---------
Cash flows from financing activities:

   Stockholder loans                          5,575            -        5,575
   Proceeds from issuance of common stock       100       97,000      724,105
                                          ---------    ---------    ---------
          Net cash provided by
             financing activities             5,675       97,000      729,680
                                          ---------    ---------    ---------

Net increase (decrease) in cash                 424       52,065          414

Cash, beginning of period                       (10)         (11)           -
                                          ---------    ---------    ---------

Cash, end of period                       $     414    $  52,054   $      414
                                          =========    =========   ==========









                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 1999

1.       Unaudited interim financial statements

         The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year.

         These statements should be read in conjunction with the financial statements of America's Sports Voice, Inc. and notes thereto included in the Company's Quarterly Report on Form 10-QSB for the six-month period ended December 31, 1999.

              Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              History and business activity

         America's Sports Voice, Inc. (the "Company") (a development stage company) was incorporated in the State of New York in February 1997. The Company was formed to create a sports fan advocacy group that provides sports information, sports programming and sports merchandise. Since inception, the Company did not generate any revenues from its principal business activity. In November 1999, the Company filed a registration statement with the US Securities and Exchange Commission on Form 10-SB, registering its common stock under the Securities and Exchange Act of 1934, as amended (the "34 Act"). The Company's intention at that time was to seek to acquire assets or shares of an entity actively engaged in business which generated revenues or provided a business opportunity, in exchange for its securities. In effect, this filing caused the Company to be a full "reporting company" under the 34 Act.

              Basic loss per common share

         Basic loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted loss per share amounts are not presented because they are anti-dilutive.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICA'S SPORTS VOICE, INC.
                                        (Registrant)

                                        Dated:  March 20, 2000

                                        By:s/ Angelo J. Panzarella
                                           -------------------------------
                                           Angelo J. Panzarella, President

                          AMERICA'S SPORTS VOICE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

EXHIBITS                                                                Page No.

  EX-27    Financial Data Schedule............................................17