Form 10QSB
period 2000-03-31
AMERICAS SPORTS VOICE INC /NY
filed 2000-06-02
CIK 1056715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2000

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2000, was 8,637,500 shares.

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS.

     The unaudited financial statements for the nine month period ended March 31, 2000, are attached hereto.

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

     The Company generated no revenues during the nine month period ended March 31, 2000. The Company incurred $403,290 in selling, general and administrative expenses during the nine month period ended March 31, 2000, as compared to $118,466 for the similar period ended March 31, 1999, primarily as a result of expenses incurred by the Company relating to the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission during the applicable period, as well as additional legal and accounting expenses related to an acquisition consummated by the Company in April 2000. In addition, a portion of this increase is attributable to moving expenses, as the Company moved its principal place of business during the three month period ended March 31, 2000. In addition, during the nine month period ended March 31, 2000, management elected to write off an account receivable due from an unaffiliated party in the amount of $339,808, as it appeared to management that the likelihood of recovering all or a portion of such receivable was not expected to occur in the foreseeable future, or at all.

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

     ASV has been developed to capitalize on opportunities in the field of Internet commerce. Retail customer acceptance of secure electronic financial transactions on the Internet have accelerated and the Company expects that it will continue to grow. The Company will produce and distribute timely sports news and scores, team information and player statistics at its web page and print magazine. The scores and articles will be provided by a national news service provider, downloaded to the Company's site multiple times a day and integrated into the Company's magazine. By having both an Internet presence with the Company's website and print magazine, ASV can expand its research to a broader market group. The website content programming will include both sports and non- sports celebrity interviews and editorials written by in-house correspondents and freelance journalists. Daily Internet sports trivia contests, in addition to weekly and monthly give away promotions, will include ASV products (hats, T-shirts, bags, etc.) and sporting event tickets. These promotions will contribute to ASV's brand image. Management believes that it is extremely important to build ASV's brand image, which should enable the Company in the near future to attract advertisement revenue on the website and in the magazine producing an additional stream of income from advertising revenues as the Company's concept grows. The advertising and marketing campaign will blanket targeted markets with saturation advertising. This will promote the America's Sports Voice, Inc. brand name in the consumer marketplace. The national and international market place will be broken down into regions. The first region to be actively advertised and marketed will be the northeast United States focusing on the New York metropolitan area marketplace to launch the Company's campaign. The campaign will include the use of the major Internet search engines, such as Excite, Yahoo, Lycos and Webcrawler, which will target a nationwide audience in addition to European nations as far away as Japan, which alone has millions of fans of American professional sports.

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

     Revenues are derived from membership fees, renewal fees, advertising sales and merchandise sales. Each income stream is driven by the membership base, as the membership increases the advertising rates will increase as well as an increase in volume of merchandise sales. ASV's advertising revenues will be derived from the Company's two main outlets: its website and the quarterly magazine. ASV's merchandise will include licensed and private label apparel, sports memorabilia, historical sports videos and CD ROM's.

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

Subsequent Event

     In May 2000, the Company consummated an acquisition of all of the issued and outstanding stock of Gourmet Cuisines International, Ltd., a privately held company and its three wholly owned subsidiary companies (hereinafter jointly referred to as "GCI") in exchange for the issuance of an aggregate of 400,000 shares of the Company's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on many airlines. The Company initially received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI as security for a loan with a principal balance of $1,228,000 at the time the relevant note was acquired by the Company, for which the Company paid an aggregate of $219,000.

     In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two year term of the note, which interest is payable quarterly.

     The Company has filed a report on Form 8-K with the Securities and Exchange Commission, describing this acquisition in greater detail.

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

     The Company's cash flow issues have substantially changed as a result of the acquisition of Gourmet described above herein. These changes are more fully described in the relevant Form 8-K filed by the Company relating to this matter.

Year 2000 Disclosure

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, many computer applications were expected to fail or create erroneous results by or at the Year 2000. As a result, many companies were required to undertake major projects to address the Year 2000 issue. The Company did not incur any negative impact as a result of this problem and no problems in this regard are anticipated in the future.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS - NONE

ITEM 2.           CHANGES IN SECURITIES -

     During the three month period ended March 31, 2000, the Company issued additional shares of the Company's Common Stock as a result of exercise of options as follows: 250,000 shares were issued to Angelo Panzarella, the President of the Company at $.15 per share, and 2,000,000 to MGZ International Corp. at $.015 per share.

     Additionally, during the three month period ended March 31, 2000, the Company issued additional shares of the Company's Common Stock for consulting services as follows: 50,000 shares to Enid Elfman at $.15 per share, 300,000 shares to Twin Towers at $.60 per share, and 50,000 shares to Cosmo Saranceno at $.40 per share.

     In issuing the above shares, the Company relied upon the exemption from registration afforded by REgulation D, Regulation S and Section 4(2) under the Securities Act of 1933.

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

                           EX-27            Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None.



                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                               March 31,          June 30,
                                                 2000               1999
                                              (unaudited)

                                             ------------      --------------
Current assets:
  Cash                                       $        100      $          (10)
  Loans receivable, net of allowance              111,082             379,707
                                             ------------      --------------
        Total current assets                      111,182             379,679

Office equipment and computer software,
   net of accumulated depreciation                    530               1,685

Other assets                                        5,075                  75
                                             ------------      --------------
        Total assets                         $    116,787      $      381,457
                                             ============      ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses      $    269,266      $       65,937
                                             ------------      --------------
        Total current liabilities                 269,266              65,937
                                             ------------      --------------
Stockholders' equity (deficit):
   Common stock, $.0001 par value
      150,000,000 shares authorized
      4,987,500 shares issued and
      outstanding at June 30, 1999
      8,637,500 shares issued and
      outstanding at March 31, 2000                   864                 499
   Additional paid-in capital                     998,241             723,506
   Deficit accumulated during

      the development stage                    (1,151,584)           (408,485)
                                             ------------      --------------
        Total stockholders' equity (deficit)     (152,479)            315,520
                                             ------------      --------------
        Total liabilities and stockholders'
           equity (deficit)                  $    116,787      $      381,457
                                             ============      ==============






                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                   February
                                                Nine-month         17, 1997
                                               periods ended     (inception)
                                                  March 31,        through
                                            --------------------    March

                                               2000      1999      31, 2000
                                            ---------  ---------  -----------
Revenues                                    $       -  $       -  $         -
                                            ---------  ---------  -----------

Selling, general and administrative           403,290    118,466      711,776

Bad debt expense                              339,808          -      439,808
                                            ---------  ---------  -----------
                                              743,098    118,466    1,151,584
                                            ---------  ---------  -----------
Net loss                                    $(743,098) $(118,466) $(1,151,584)
                                            =========  =========  ===========

Basic loss per share                        $   (0.12) $   (0.03) $     (0.26)
                                            =========  =========  ===========
Weighted average common shares outstanding  6,275,864  4,208,850    4,385,854
                                            =========  =========  ===========















                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                  Three-month periods ended
                                                          March 31,
                                                   -----------------------
                                                      2000         1999
                                                   ---------     ---------
Revenues                                           $       -    $        -
                                                   ---------     ---------

Selling, general and administrative expenses         301,677        55,405

Bad debt expense                                           -             -
                                                   ---------     ---------
                                                     301,677        55,405
                                                   ---------     ---------
Net loss                                           $(301,677)    $ (55,405)
                                                   =========     =========

Basic loss per share                               $   (0.03)    $   (0.01)
                                                   =========     =========
Weighted average common shares outstanding         8,637,500     4,987,500
                                                   =========     =========










                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                   February
                                                                   17, 1997
                                       Nine-month periods ended  (inception)
                                            ended March 31,        through
                                        ----------------------      March
                                           2000        1999        31, 2000
                                        ---------    ---------    -----------
Net loss                                $(743,098)   $(118,466)   $(1,151,584)
                                        ---------    ---------    -----------
Adjustments to reconcile net loss to
  net cash used in operating activities:

      Bad debt                            339,808            -        439,808
      Depreciation                          1,155          574          2,545
      Increase in accounts payable
         and accrued expenses             110,216       65,937        176,153
      Increase in security deposit         (5,000)         (75)        (5,075)
                                        ---------    ---------    -----------
          Net cash used in
             operating activities        (296,919)     (52,030)      (538,153)
                                        ---------    ---------    -----------
Cash flows used in investing activities:

   Capital expenditures                         -       (1,225)        (3,075)
   Loans (advanced) repaid                203,917      (66,744)      (275,789)
                                        ---------    ---------    -----------
          Net cash provided by (used in)
             investing activities         203,917      (67,969)      (278,864)
                                        ---------    ---------    -----------
Cash flows from financing activities:

   Stockholder loans                       93,112            -         93,112
   Proceeds from issuance of
     common stock                               0      123,155        724,005
                                        ---------    ---------    -----------
          Net cash provided by
             financing activities          93,112      123,155        817,117
                                        ---------    ---------    -----------

Net increase (decrease) in cash               110        3,156            100

Cash, beginning of period                     (10)         (11)             -
                                        ---------    ---------    -----------

Cash, end of period                     $     100    $   3,145   $        100
                                        =========    =========   ============




                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000

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

         These statements should be read in conjunction with the financial statements of America's Sports Voice, Inc. and notes thereto included in the Company's Quarterly Report on Form 10-QSB for the nine-month period ended March 31, 2000.

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

                          AMERICA'S SPORTS VOICE, INC.
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 2000

2.       Review of Report by Independent Auditor

         Effective March 15, 2000, the Securities and Exchange Commission adopted a rule requiring that interim auditor reviews must be undertaken by all companies subject to the Section 12(g) reporting requirements promulgated under the Securities Exchange Act of 1934, as amended. The Company's independent auditors have not reviewed the interim financial statements included in this Report, but it is anticipated that they will do so in the near future and in the event of any requirement that revisions be undertaken by the Company to this Report, the Company will file an amendment accordingly.

3.       Subsequent Event

         In May 2000, the Company consummated an acquisition of all of the issued and outstanding stock of Gourmet Cuisines International, Ltd., a privately held company and its three wholly owned subsidiary companies (hereinafter jointly referred to as "GCI"), in exchange for the issuance of an aggregate of 400,000 shares of the Company's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on many airlines. The Company initially received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI, for which the Company paid an aggregate of $219,000. The outstanding principal balance owed by GCI to Finova was $1,228,000 immediately prior to the assignment of the security interest by the Company.

         In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two year term of the note, which interest is payable quarterly.

         The Company has filed a report on Form 8-K with the Securities and Exchange Commission relating to this acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICA'S SPORTS VOICE, INC.
                                        (Registrant)

                                        Dated:  June 2, 2000



                                        By:s/ Angelo J. Panzarella
                                           --------------------------
                                           Angelo J. Panzarella, President

                          AMERICA'S SPORTS VOICE, INC.

                EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBITS                                                                Page No.

  EX-27  Financial Data Schedule ......................................... 18