Form 10KSB
period 2000-06-30
AMERICAS SPORTS VOICE INC /NY
filed 2000-10-16
CIK 1056715

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 30549





                                   FORM 10-KSB


                 GENERAL FORM FOR REGISTRATION OF SECURITIES OF
                             SMALL BUSINESS ISSUERS
                             Under Section 12(g) of
                       The Securities Exchange Act of 1934

                          AMERICA'S SPORTS VOICE, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


                NEW YORK                                         11-3363563
                --------                                        ------------
    (State or other jurisdiction of
      corporation or organization)                            (I.R.S. Employee
                                                             Identification No.)

                247 Broaday                                         11743
           Huntington, New York                                  (Zip code)
 (Address of principal executive offices)

Issuer's telephone number: (631) 745-9200

        Securities to be registered pursuant to Section 12(b) of the Act:
                                      none

        Securities to be registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------

                                (TITLE OF CLASS)
                                ----------------

ASPV SEC Filings Management Discussion: Investor -
     America's Sports Voice Inc


     Jun 00 Annual Report (SEC form 10KSB)



ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the America's Sports Voice, Inc.'s (the "Company" or "ASV") audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     The Company generated no revenues during the twelve-month period ended June 30, 2000. The Company incurred $273,476 in selling, general and administrative expenses and $356,350 in stock compensation, The Company wrote off $379,707 as the balance on a bad debt note during the twelve-month period ended June 30, 2000. This cost was primarily as a result of expenses incurred by the Company relating to the acquiring of a fully operational food processing plant in Huntington, New York, the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission during the applicable period, as well as additional legal and accounting expenses related to the acquisition consummated by the Company in April 2000. In addition, a portion of this increase is attributable to moving expenses, as the Company moved its principal place of business during the three-month period ended March 31, 2000. The write off an account receivable due from an unaffiliated party in the amount of $356,350, as it appeared to management at that time, the likelihood of recovering all or a portion of such receivable was not expected to occur in the foreseeable future, or at all. (see notes in financial statements) on the possibility of recovery.

Management of the Company anticipates that the Company will generate significant revenues with the new direction the Company has taken. The Company now directs its business objectives into two areas outlined herein below under "Plan of Operation."

ITEM 2.   Plan of Operation

     ASV is acting as a Holding Company while still operating as a high technology, multi-media marketing company utilizing both the Internet and publishing businesses to accomplish its business objectives. The Company intends to provide timely sports information, sports programming, discounted travel benefits and sports merchandise to its members through it's quarterly magazine and Website. In addition, management is also reviewing various business opportunities that have been presented, which opportunities are outside of the current scope of the Company's business. ASV's entrance into the production and distribution of food on a large wholesale level will impact its revenue. The Company anticipates revenues not only from its present contracts within the Airline Industry but in Supermarkets and School Lunch Programs. ie: Indications from ShopRite Markets to purchase five of our (ready set gourmet, Italian
Foods) and the company's bid to the

City of New York's Board of Education, to distribute about ten million dollars worth of frozen food to their schools in the year 2001. The company has also received favorable indications from other supermarkets to sell its frozen meals.

     In addition, ASV has earmarked a national and international audience to market its sports membership program. The Company is currently positioning to launch its membership drive in the northeast United States, commencing in the New York metropolitan area. To promote the ASV brand name to new regions and markets, the Company expects to utilize television, radio, print, direct mail advertising and trade shows in addition to Internet advertising. Each of the advertising media is intended to solicit a different segment of the Company's target market. Along with radio and print media, ASV expects to work with local retail organizations, such as sporting good stores, sports bars and sports memorabilia stores. This is expected to strengthen the ASV brand name to sports fans in the places they frequent most.

The Company is endevering to positioning strategic alliances with various organizations; this is paramount, considering the numerous Web Sites, pertaining to Sports. These alliances will place "take-one" applications in their multiple locations, thus developing alliance members. The locations in different businesses will provide the Company with recognition and Web Site location to prospective members and with discounts on goods and/or services. For participating in this network, ASV will pay the retailer or organization a commission on each member that signs up through their store or location. The Company will utilize all efficient and cost effective means of attracting additional members. Management feels that recent history and public outcry make this the perfect time to launch the ASV membership marketing campaign.

     ASV's membership program is offered for a $29.95 fee and intends to provide its members with several benefits including (i) a multi-media website for them to interact and access areas of interest; (ii) a comprehensive quarterly magazine of approximately 16-24 pages, in full color; (iii) sports ticket discounts; (iv) contests, prizes and giveaways; and (v) travel, merchandise and service discounts. In addition, as the Company grows and if the membership numbers increase (of which there can be no assurance)

ITEM 3. The Company's eventual ability to influence the owners, players and sponsors should also increase.

     ASV also intends to develop multi-media platforms from which to launch other entertainment oriented projects. In this regard, ASV is currently in negotiations with a radio station, Internet service provider and theatrical and event ticket providers. These recent negotiations involve the production and broadcast of the future ASV Sports Hour. The format will consist of sports interviews and call-ins; a format sports fans are accustomed to and follow. This broadcast will be available through the Company's website, providing ASV an international reach with a local market and future syndication program. With the Internet distribution the Company will reach more of its members and they can listen live or at any convenient time because the content will be archived and available on the website.

     ASV's aggressive multi-media marketing campaigns will include utilizing the Company's two Internet website and quarterly magazine along with traditional print media, radio, television, billboard and sports trade shows. The Company plans targeting sports enthusiasts by each of the above media. The Internet advertising will consist of strategically placed ads on the world wide web. Utilizing ASV's quarterly magazine, the Company will promote its brand identity. Print media advertising will be represented by sports periodicals, daily newspapers and entertainment magazines. Radio advertising will target sports based broadcast stations across the country. Television commercials will run during sporting events. Billboards will be used nationally throughout major metropolitan cities. ASV also intends to attend the sports trade shows circuit to market its products, as well as Food trade shows.


ITEM 4. It's ASV plans to capitalize on management's perceived enormous growth of the Internet. Management believes Internet usage is growing significantly. Thus far, Internet usage has grown from 50 million dollars in 1996, to a projected one billion dollars by the Fourth year 2000. According to IBM's publicly reported research, in 1996 there was $900 million in Internet based sales, $2 billion in 1997 and projected to $200 Billion in 2000. ASV can capitalize on this growth to promote its Sports and Food Programs.

     ASV has been developed to capitalize on opportunities in the field of Internet commerce. Retail customer acceptance of secure electronic financial transactions on the Internet have accelerated and the Company expects that it will continue to grow. The Company will produce and distribute timely sports news and scores, team information and player statistics at its web page and print magazine. The scores and articles will be provided by a national news service provider, downloaded to the Company's site multiple times a day and integrated into the Company's magazine. By having both an Internet presence with the Company's website and print magazine, ASV can expand its research to a broader market group. The website content programming will include both sports and non-sports celebrity interviews and editorials written by in-house correspondents and freelance journalists. Daily Internet sports trivia contests, in addition to weekly and monthly give away promotions will include ASV products (hats, T-shirts, bags, etc.) and sporting event tickets. These promotions will contribute to ASV's brand image. Management believes that it is extremely important to build ASV's brand image, which should enable the Company in the near future to attract advertisement revenue on the website and in the magazine producing an additional stream of income from advertising revenues as the Company's concept grows. The advertising and marketing campaign will blanket targeted markets with saturation advertising. This will promote the America's Sports Voice, Inc. brand name in the consumer marketplace. The national and international market place will be broken down into regions. The first region to be actively advertised and marketed will be the northeast United States focusing on the New York metropolitan area marketplace to launch the Company's campaign. The campaign will include the use of the major Internet search engines, such as Excite, Yahoo, Lycos and Webcrawler, which will target a nationwide audience in addition to European nations as far away as Japan, which alone has millions of fans of American professional sports.

     ASV's website will offer a multitude of timely and comprehensive sports Information as well as it's food list for sports party's. Only the home page (first i.e. magazine cover) will be available to all, but the core of the content will not be accessible unless the person is a member. They can join by calling the Company's toll free marquee number or instantly by a simple secure transaction with a credit card over the Internet. This quick transaction will provide the new member with a log on name and password allowing instant access to all member content areas of the website, interviews, statistics information, chat rooms and contest areas.

     The site provides ASV with an additional future advertising revenue stream as the site is visited and becomes a viable medium

ITEM 5. The Company intends to market to other companies interested in marketing products or services and food to its members. Because Internet sites which receive high visitor traffic develop huge databases, if the site is successful (of which there can be no assurance) ASV will be able to capitalize on this high visitor volume by offering marketing and consulting services to multiple businesses which require database information in order to expand their market penetration. Alliance members will be listed on the site as they are signed up to instantly notifies members of new locations to receive discounts on goods, services or food. The website will hold a multitude of contests such as daily sports trivia, weekly contests and monthly drawings. The contests will interest members to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The content of the website will change often, specifically daily wherein sports related story and scores will be updated multiple times throughout the day.

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

     ASV's magazine will differ from traditional sports publications, which tend to consist of the news aspect of the games, most serving only to relay information of what is happening without any offering of how fans relate to the situations. These magazines and newspapers track the "what" while ASV can include the "why" and the "how" of sporting events. In addition, alliance member businesses who offer the Company's members a discount will be listed in each issue. The magazine is expected to be between 16-24 pages in length and Management has reached an agreement with a publisher to publish up to 60,000 copies in full color, at a cost of approximately $.37 per copy. This publisher will also be used to publish a Gourmet Cuisine, publication at the same price.

     As membership grows in the organization (of which there can be no assurance) the magazine is expected to become an additional revenue stream generating advertisers dollars. In the initial issues the Company will offer deep discounts to organizations that will commit to a term of advertising based on an increasing fee scale as membership builds.

ITEM 6. Aside from the serious issues in sports today, ASV will also offer its members an entertaining side. This will consist of trivia questions, rotisserie and fantasy league sections, fan mail and columns written by in-house staff, freelance journalists, players and agents. The magazine and website will report the hottest issues that concern the fan. These include franchise movement, expansion, contract negotiations, ticket allocation, price increases, revenue sharing and player conduct. Each quarter will include a section dedicated to fans' comments. This will allow fans an additional venue besides the website to express their opinions and concerns every quarter. In addition, ASV will track player movements via trades and free agency, conduct player and owner interviews, and invite players, owners and sports columnists to write a guest column.

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

     In sports revenues are derived from membership fees, renewal fees, advertising sales and merchandise sales. Each income stream is driven by the membership base, as the membership increases the advertising rates will increase as well as an increase in volume of merchandise sales. ASV's advertising revenues will be derived from the Company's two main outlets: its website and the quarterly magazine. ASV's merchandise will include licensed and private label apparel, sports memorabilia, historical sports videos and CD-ROM's.

     The Company anticipates that it will require infusion of additional capital to accomplish its business objectives described herein, in that anticipated revenues from operations will be sufficient to fund operations.

ITEM 7. Funding during such period, because the Company has entered the Food Processing and Distribution business in addition to it's Sports Information business there is a need to provide adequate funds, whether through additional equity financing, debt financing or other sources, will be available when needed or on terms acceptable to the Company. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition. The company feels confident it can raise such funding but can not guarantee that these funds will be available.


Subsequent Event

     In May 2000, the Company consummated an acquisition of all of the issued and outstanding stock and equipment of Gourmet Cuisine International, Ltd., a privately held company and its three wholly owned subsidiary companies (hereinafter jointly referred to as "GCI") these companies had revenue totaling three million dollars per year, in exchange for the issuance of an aggregate of 400,000 shares of the Company's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on many airlines. The Company initially received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI as security for a loan with a principal balance of $1,228,000 at the time the relevant note was acquired by the Company, for which the Company paid an aggregate of $219,000. (see notes in financial section). As stated in the financials, ASV will rescind the agreement with GCI for just cause and foreclose on GCI as per the terms of the Finova agreement. ASV will acquire all of the assets and receivables of GCI and place these assets in Gourmet Cuisine Corporation, a wholly owned subsidiary of ASV.

     In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two year term of the note, which interest is payable quarterly. (see financial notes). The loan may be converted to warrants at .50 per unregistered shares.

     The Company has filed a report on Form 8-K with the Securities and Exchange Commission, describing this acquisition in greater detail.

Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. The President of the Company has agreed to waive any salaries due pursuant to his employment agreement with the Company until such time as the Company begins generating revenues from operations, of which there can be no assurance. The President has the right to convert his back salary to 144 common stock by November 2001. The amount of the conversion will be .10 per share or 30% of the bid price at the time of conversion.


     The Company's cash flow issues have substantially changed as a result of the acquisition described above herein. These changes are more fully described in the relevant Form 8-K filed by the Company relating to this matter.

ITEM 8.   Year 2000 Disclosure

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

                              DATE OCTOBER 16, 2000

ALL INFORMATION FURNISHED HEREIN HAS BEEN PREPARED FROM THE BOOKS AND RECORDS OBTAINED FROM AMERICA'S SPORTS VOICE, INC. (THE "COMPANY") IN ACCORDANCE WITH RULE 15C2-11(A)(5) PROMULGATED UNDER THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, AND IS INTENDED ONLY AS INFORMATION TO BE USED BY SECURITIES BROKERS/DEALERS.

NO DEALER, SALESMAN, OR ANY OTHER PERSON HAS BEEN AUTHORIZED TO GIVE ANY INFORMATION OR TO MAKE ANY REPRESENTATIONS NOT CONTAINED HEREIN IN CONNECTION WITH THE COMPANY. ANY REPRESENTATION NOT CONTAINED HEREIN MUST NOT BE RELIED UPON AS HAVING BEEN AUTHORIZED BY THE COMPANY.

The undersigned hereby certifies that the information herein is true and correct to the best of their knowledge and belief.


                                                  AMERICA'S SPORTS VOICE, INC.

                                         By:     Mr. ANGELO J. PANZARELLA
                                                    ---------------------------
                                                   President

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          INDEX TO FINANCIAL STATEMENTS




                                                                         PAGE
                                                                         ----
Independent Auditors' Report                                             F-2

Balance sheet                                                            F-3

Statements of operations                                                 F-4

Statement of stockholders' equity (deficit)                              F-5

Statements of cash flows                                                 F-6

Notes to financial statements                                         F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
America's Sports Voice, Inc.
Port Washington, New York


We have audited the accompanying balance sheet of America's Sports Voice, Inc. (a development stage company), as of June 30, 2000 and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of America's Sports Voice, Inc. for the year ended June 30, 1999 and the period February 17, 1997 (inception) through June 30, 1999, were audited by other auditors whose report dated October 22, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of America's Sports Voice, Inc. (a development stage company) at June 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that America's Sports Voice, Inc. will continue as a going concern. As more fully described in
Note 8, the Company has incurred recurring operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                           HORTON & COMPANY, L.L.C.


Wayne, New Jersey
October 12, 2000

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                  JUNE 30, 2000


                                     ASSETS

Current assets:
   Cash                                                             $    16,285
   Loan receivable                                                        1,150
                                                                    -----------

            Total current assets                                         17,435
                                                                    -----------

Office equipment, net
   of accumulated depreciation                                              145
                                                                    -----------

Other assets:
   Deposits                                                               5,075
   Deferred acquisition costs                                           340,969
                                                                    -----------

            Total other assets                                          346,044
                                                                    -----------

            Total assets                                            $   363,624
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $   276,061
   Current portion of stockholder loans payable                         157,467
                                                                    -----------

          Total current liabilities                                     433,528
                                                                    -----------

Stockholder loans payable, net of current portion                       219,000
                                                                    -----------

Stockholders' deficit:
   Common stock, $.0001 par value
      150,000,000 shares authorized
      8,837,500 shares issued and outstanding                               884
   Additional paid-in capital                                         1,128,221
   Deficit accumulated during the development stage                  (1,418,009)
                                                                    -----------

          Total stockholders' deficit                                  (288,904)
                                                                    -----------

          Total liabilities and stockholders' deficit               $   363,624
                                                                    ===========

                        See notes to financial statements

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS



                                                                   FEBRUARY 12,
                                                                       1997
                                         YEAR ENDED JUNE 30,        (INCEPTION)
                                      ------------------------        THROUGH
                                         2000          1999        JUNE 30, 2000
                                      -----------    ---------     -------------

Revenues                              $    --        $   --         $    --
                                      -----------    ---------      -----------

Selling, general and administrative       273,476      121,621          581,952
Stock-based compensation                  356,350        --             356,350
Bad debt expense                          379,707      100,000          479,707
                                      -----------    ---------      -----------

                                        1,009,524      221,621        1,418,009
                                      -----------    ---------      -----------

Net loss                              $(1,009,524)   $(221,621)     $(1,418,009)
                                      ===========    =========      ===========


Basic loss per share                  $     (0.19)   $   (0.06)     $     (0.30)
                                      ===========    =========      ===========

Weighted average common
  shares outstanding                    5,398,116    3,868,070        4,712,912
                                      ===========    =========      ===========

                        See notes to financial statements

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                      DEFICIT
                                 NUMBER OF                          ACCUMULATED
                                  SHARES               ADDITIONAL    DURING THE
                                  COMMON      COMMON    PAID-IN     DEVELOPMENT
                                   STOCK       STOCK    CAPITAL        STAGE
                                 ---------    ------   ----------   -----------
Balance at February 17, 1997
  (inception)                        --       $ --      $  --       $   --

Activity for June 30, 1997        3,127,500      313      312,037       --

Net loss                             --         --         --           (68,375)
                                  ---------   ------   ----------   -----------

Balance at June 30, 1997          3,127,500      313      312,037       (68,375)

Activity for June 30, 1998          870,000       87      288,413       --

Net loss                             --         --         --          (118,489)
                                  ---------   ------   ----------   -----------

Balance at June 30, 1998          3,997,500      400      600,450      (186,864)

Stock issued in private
  placement                         990,000       99      123,056       --

Net loss                             --         --         --          (221,621)
                                  ---------   ------   ----------   -----------

Balance at June 30, 1999          4,987,500      499      723,506      (408,485)

Stock issued in private
  placement                       2,000,000      200       29,800       --

Stock issued as compensation      1,600,000      160      356,190       --

Options exercised                   250,000       25       18,725       --

Net loss                             --         --         --        (1,009,524)
                                  ---------   ------   ----------   -----------

Balance at June 30, 2000          8,837,500   $  884   $1,128,221   $(1,418,009)
                                  =========   ======   ==========   ===========


                        See notes to financial statements

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                                                    FEBRUARY 12,
                                                                       1997
                                           YEAR ENDED JUNE 30,      (INCEPTION)
                                         -----------------------      THROUGH
                                             2000         1999     JUNE 30, 2000
                                         -----------    --------   -------------

Net loss                                 $(1,009,524)   $(121,621)  $(1,418,009)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Bad debts                                379,707       --           479,707
    Depreciation                               1,540         574          2,930
    Stock-based compensation                 356,350       --           356,350
    Increase in accounts payable
      and accrued expenses                   210,124      65,937        276,061
    Increase in security deposits             (5,000)        (75)        (5,075)
                                         -----------    --------    -----------

        Net cash used in operating
          activities                         (66,803)    (55,185)      (308,036)
                                         -----------    --------    -----------

Cash flows from investing activities:
  Capital expenditures                         --         (1,225)        (3,075)
  Loans (advanced) repaid                     12,565     (66,744)      (467,142)
  Deferred acquisition costs                (340,969)      --          (340,969)
                                         -----------    --------    -----------

        Net cash used in investing
          activities                        (328,404)    (67,969)      (811,186)
                                         -----------    --------    -----------

Cash flows from financing activities:
  Stockholder loans                          376,467       --           376,467
  Proceeds from issuance of
    common stock                              35,035     123,155        759,040
                                         -----------    --------    -----------

        Net cash provided by financing
          activities                         411,502     123,155      1,135,507
                                         -----------    --------    -----------

Net increase in cash                          16,295           1         16,285

Cash, beginning of period                        (10)        (11)        --
                                         -----------    --------    -----------

Cash, end of period                      $    16,285    $    (10)   $    16,285
                                         ===========    ========    ===========


                        See notes to financial statements

                          AMERICA'S SPORTS VOICE, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of America's Sports Voice, Inc. (hereinafter "ASV" or the "Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of America's Sports Voice, Inc., which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

          HISTORY AND BUSINESS ACTIVITY

     The Company was incorporated in the State of New York in February 1997. The Company was formed to create a sports fan advocacy group that provides information, sports programming and sports merchandise. Since inception, the Company has not generated any revenues from its intended principal business activity.

     Effective June 28, 2000, the Company created a wholly-owned subsidiary, Gourmet Cuisine Corp., which was formed for the purpose of acquiring the assets and business of Gourmet Cuisines International, Ltd., as described in Note 6.

          OFFICE EQUIPMENT AND DEPRECIATION

     Office equipment is stated at cost. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and the resulting gain or loss is included in income. Maintenance and repairs are expensed as incurred. Depreciation of equipment is provided over the estimated useful lives of the various assets. Generally, the equipment has been depreciated using the straight-line method over a period of 5 years. Depreciation expense was $1,540 for the year ended June 30, 2000.

          DEFERRED ACQUISITION COSTS

     Deferred acquisition costs represent the costs associated with the planned acquisition described in Note 6. Deferred acquisition costs are capitalized as a component of total acquisition costs upon successful consummation of a planned acquisition. Such costs are expensed upon determination that a proposed acquisition is unlikely to occur.

          CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk are primarily loans receivable. The Company's credit risk concerning loans receivable is discussed in Note 2.

          RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 presentation.

2.   LOANS RECEIVABLE

     The Company has advanced funds to a former affiliate, Dawcin International Corp. ("Dawcin"). The Company has an agreement with Dawcin whereby the parties share office space, employee services, and other administrative items. Since inception, the amount of unused advances to Dawcin for such administrative expenses allocated to the Company results in a loan receivable due from Dawcin in the amount of $439,808. The loan receivable is non-interest bearing and is payable upon demand. The loan receivable is secured by assets owned by Dawcin. During the year ended June 30, 1999, management estimated that approximately $100,000 of this loan was not collectible, therefore, a bad debt reserve was established. During the year ended June 30, 2000, management elected to write-off the remaining balance, since it appeared that the likelihood of recovering all or a portion of such receivable was not expected to occur in the foreseeable future, if at all.

     While it is doubtful that Dawcin will have the ability to repay its indebtedness to the Company, Dawcin assigned to ASV, its interest in a $668,000 note receivable. The note, which is in default, is receivable from H.A.S. Services, Inc., Berwyn Holdings, Inc. and Century Financial Services, Inc. While Dawcin assigned the note to ASV, other creditors of Dawcin may challenge such assignment of assets. The outcome of such matter cannot be determined at present. However, in the opinion of management and of legal counsel, the plaintiffs should be able to obtain a judgment and the amount of the note should be collectable.

     During the year ended June 30, 1998, the Company advanced $39,899 to an individual in connection with certain services being provided to the Company. Such advance was an uncollateralized, non-interest bearing demand loan. During the year ended June 30, 2000, management determined that collectability of such loan was doubtful and established a bad debt reserve for the entire balance.

3.   STOCKHOLDER LOANS PAYABLE

     Stockholder loans payable consist of the following:

     Unsecured  10%  loan  payable  to  MGZ  International  Corp.
     ("MGZ"), a minority stockholder.  Principal is due May 2002.
     Interest only is payable quarterly.
                                                                        $219,000
     Unsecured, non-interest bearing demand loan payable to MGZ.         157,467
                                                                        --------

                                                                         376,467
     Less current portion                                                157,467
                                                                        --------

     Stockholder loans payable, net of current portion                  $219,000
                                                                        ========

     In conjunction with the loans payable to MGZ described above, the Company granted the noteholder the option to convert the principal amount of the note into as many as 1 million shares of the Company's common stock at a conversion price of $0.50 per share. The noteholder may exercise its option to convert through February 2001.

     In addition to funds advanced directly to the Company, MGZ has made other payments on behalf of the Company. Subsequent to year-end, MGZ claims to have advanced more funds than ASV can account for. As a result, there is disagreement as to the total amount of the loan. However, the parties agree that the total balance is between $400,000 and $550,000 and are taking steps to reconcile their differences. Management is confident that such differences will be resolved to the satisfaction of the Company.


4.   COMMON STOCK TRANSACTIONS

     For the years ended June 30, 2000 and 1999, 2,000,000 and 990,000 new shares were issued in private placements resulting in proceeds of $123,155 and $30,000, respectively. During the year ended June 30, 2000, the Company issued a total of 1,600,000 shares of its common stock for various services provided to the Company. Such issuances were recorded at the fair market value of the Company's common stock on the relevant dates.

5.   COMMITMENTS AND CONTINGENCIES

          EMPLOYMENT CONTRACT

     Effective September 1998, the Company entered into an employment contract with the Company's President. Such employment contract is for a 5-year period and provides for annual compensation of $98,000. As of June 30, 2000, accounts payable includes $256,061 of unpaid compensation due to the Company's president and to other employees.

     During November 1999, the Company's Board of Directors, in recognition compensation that had not been paid to the Company's President, authorized the issuance of options whereby the President may convert any unpaid compensation to shares of the Company's common stock. Such conversion will be at the greater of $0.10 per share or 30% under the bid price. Such option may be exercised until September 2001.

          DEPOSIT ON LAND

     During the year ended June 30, 2000, the Company placed a $5,000 deposit on the purchase of a tract of land near Utica, New York. Such land is to be utilized in the establishment of a food processing plant in conjunction with the proposed acquisition of Gourmet Cuisine International, Ltd. (Note
     6).

          CONSULTING AGREEMENT

     During April 2000, the Company entered into a consulting agreement with MGZ International Corp. ("MGZ"), a minority stockholder. Under the terms of the agreement, MGZ was entitled to an $80,000 fee upon the acquisition of the business of CGI, as described in Note 6. Since the acquisition has not been consummated as of June 30, 2000, no consulting fees have been recorded by the Company.

     In connection with the consulting agreement, the Company issued 1 million warrants to MGZ, which may be exercised to purchase 1 million shares of the Company's common stock at an exercise price of $0.50 per share for a period of one year.

          LOAN AGREEMENT

     During February 2000, ASV entered into a loan agreement with Pacificom ("Pacificom"). Under the terms of the agreement, Pacificom agreed to loan ASV up to $1 million at 11% interest with unpaid principal and interest due December 31, 2000. The agreement is secured by 1 million shares of the Company's common stock which was pledged by MGZ International Corp. ("MGZ"), a minority stockholder. See note 3.

     In addition, the lender received the option to purchase up to 10 million shares of the Company's common stock at $0.10 per share. Such options may be exercised during the month of December 2000. The Company also has the right to acquire up to 900,000 of the options from Pacificom at a purchase price of $0.10 per share, at any time prior to December 2000.

     However, Pacificom did not make any direct loans to ASV. Instead, Pacificom advanced funds to MGZ. Such funds were used by MGZ to make loans to ASV. Accordingly, the total outstanding obligation of the Company is the loan payable to MGZ described in Note 3. The Company, MGZ and Pacificom are currently negotiating a revision to the original loan agreement, which would recognize that ASV would have no direct indebtedness to Pacificom. The Company's management and legal counsel believe that such revision will be effected on terms satisfactory to the Company.

          MANAGEMENT AGREEMENT

     Effective February 1, 2000, the Company entered into an agreement with Hannelore Gourmet Foods, Ltd. ("Hannelore"), a wholly-owned subsidiary of CGI (Note 6) to manage Hannelore's business and finances. The agreement is for a one-year period ending January 31, 2000, but may be terminated by either party upon 30-day written notice. The Company is to be paid 50% of the profits of Hannelore at the end of the contract. The Company has not recorded any management revenue during the period ended June 30, 2000.

          LITIGATION

     The Company is involved in two matters arising out of the demised premises utilized by the Company to operate the food processing and food distribution business of GCI and its wholly-owned subsidiary, Hannelore as described in Note 6. The first matter is a litigation which involves a claim by the 247 Broadway, LLC as Landlord for back rent and an Order of Eviction of the tenant. Settlement negotiations are underway to resolve this matter without the Company having to pay a substantial sum. In addition, the mortgage holder on the demised premises has obtained a Judgment of Foreclosure against 247 Broadway and Hannelore Gourmet Foods as the guarantor of said mortgage obligation. Presently, there is a Mortgage Foreclosure Sale scheduled to take place on October 23, 2000. The Company has been in negotiations with the mortgage holder and believes that it will be able to acquire the property or enter into a long-term lease in order to continue its operations at the demise premises with the mortgage holder once it takes repossession of the property from 247 Broadway.

     During the year ended June 30, 2000, the Company instituted a legal action against First Capital, Inc., a Florida stock brokerage firm. The action seeks the return of 600,000 shares of the Company's common stock which were issued to First Capital for services to be rendered in connection with promotion of the Company's stock. ASV alleges that such services were never provided. While the outcome of the matter cannot be determined at this time, in the opinion of management, the matter will ultimately be resolved on terms favorable to the Company.

     In addition, the Company is a plaintiff in the litigation described in Note 2.

6.   PLANNED ACQUISITION

     In May 2000, the Company entered into an agreement to acquire all of the issued and outstanding stock of Gourmet Cuisines International, Ltd., a privately held company and its three wholly-owned subsidiary companies (hereinafter jointly referred to as "GCI") in exchange for the issuance of an aggregate of 400,000 shares of the Company's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on may airlines. In conjunction therewith, the Company received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI, for which the Company paid an aggregate of $219,000. The outstanding principal balance owed by GCI to Finova was $1,228,000 at the time the note and security interest was acquired by the Company.

     In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two-year term of the note, which interest is payable quarterly (Note 3).

     GCI is the processor and producer of a variety of high-quality gourmet foods. GCI was incorporated under the laws of the State of Delaware in 1982. GCI specializes in producing gourmet foods which are sold primarily to the airline industry, food service companies, catering operations, resort hotels and upscale restaurants.

     Management intends to expand GCI's current operations into additional areas of business including government school contracts, home replacement meals, specialty gourmet food catalogs, department stores and food emporiums, wholesale food processing and cruise shipping lines. In addition, management is looking to increase the current business within the airline and hotel industry.

     These proposed increases will necessitate the expansion to a new facility to be built in Utica, New York. The 43,000 square foot facility will be built on a five-acre site. As of the date of this report, management has held discussions with the federal government, the State of New York and the City of Utica, NY, for purposes of exploring the possibility of having these governmental entities provide grants to the Company to assist in this expansion. As a result, the Company had received a grant from the Empire State Development Corp. in the amount of $375,000, to be utilized for the purchase of new equipment at the proposed new plant, and a grant from the New York State Department of Labor, to cover 50% of payroll once the new plant commences operations. Discussions are currently being conducted to obtain additional grants, including a $500,000 grant for working capital purposes and $400,000 to train new employees.

     Subsequent to entering into the agreement, the Company discovered that GCI had significant undisclosed liabilities. Such liabilities included a $5 million lawsuit against GCI. The Company also discovered that GCI was the guarantor of a mortgage on 247 Broadway, LLC (an affiliate of GCI). Such mortgage is in foreclosure proceedings for non-payment. The land and building owned by 247 Broadway, LLC serve as the location of GCI's business operations.

     As a result of the above developments, the Company decided not to close on the acquisition of GCI. Instead, the Company is planning to exercise its security interest acquired from Finova to foreclose on the related unpaid note and thereby acquire all the assets of GCI, including GCI's wholly-owned subsidiaries. Such assets will be assigned to Gourmet Cuisine Corp., the Company's wholly-owned subsidiary. In addition, the Company has personal guarantees from the two stockholders of GCI.

     Such plans are contingent upon the Company's ability to capitalize the food processing operations, to obtain financing in the amount of approximately $160,000 to acquire real estate to establish the planned operations in Utica and to obtain financing in the amount of approximately $975,000 to acquire GCI's existing operating facilities.

7.   INCOME TAXES

     As of June 30, 2000, the Company has net operating losses available for carryforward to offset future years' taxable income. The net operating losses expire in the years 2017 through 2020.

     Deferred income taxes arise from temporary differences in reporting assets and liabilities for income tax and financial accounting purposes primarily resulting from net operating loses. The components of the deferred tax asset and the related tax effects of the temporary differences are as follows:

          Non-current deferred income tax asset arising from
             net operating loss carryforward                      $ 411,000

          Valuation allowance                                      (411,000)
                                                                  ---------

                                                                  $      --
                                                                  =========

     Because of the uncertainty of the Company's ability to generate taxable income in the future to utilize the deferred tax assets, such assets have been fully reserved through a valuation allowance. The net increase in the deferred income tax asset and the offsetting valuation allowance was $288,000 for the year ended June 30, 2000.

8.   GOING CONCERN

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company had suffered losses from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has stated that it is committed to establishing business operations that will eliminate the going concern issue. See Note 6.


9.   SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the Company issued a total of 520,000 shares of stock. Of those shares, 120,000 were issued in a private placement, yielding proceeds of $50,000 and 400,000 shares were issued as compensation valued at $160,000.