Form 10-Q
period 2000-09-30
AMERICAS SPORTS VOICE INC /NY
filed 2000-11-21
CIK 1056715

ISSUER INFORMATION FILE
                          FIRST FISCAL QUARTERLY REPORT
                                 (SEC FORM 10Q)


                             DATE NOVEMBER 20, 2000





                          AMERICA'S SPORTS VOICE, INC.
                                  247 Broadway
                           Huntington, New York 11743
                               Phone: 631 754-9200
                                Fax: 631 754-9369




FEDERAL I.D. NUMBER:                                               CUSIP NUMBER:
11-3363563                                                         03061W 10 9



                           ISSUER'S EQUITY SECURITIES
                           Common Equity Voting Stock
                                $.0001 par value
                          150,000,000 shares authorized
                     9,357,500 shares issued and outstanding



                                 TRANSFER AGENT
                       OTC Corporate Transfer Service Co.
                                  P.O. Box 501
                           Hicksville, New York 11802
                               Phone: 516-433-6503

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                     For the Period Ended September 30, 2000



PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
        Consolidated Balance Sheets  ...................................    3
        Consolidated Statements of Operations ..........................    4
        Consolidated Statements of Stockholders' Deficit ...............  5-6
        Consolidated Statements of Cash Flows ..........................  7-9
        Notes to Consolidated Financial Statements ..................... 10-19
Item 2. Management's Discussion and Analysis ........................... 20-21

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 2000 AND JUNE 30, 2000

                                                                             Audited
                                                              September 30,  June 30,
                                                                 2000          2000
                                                                 ----          ----
ASSETS
------
Current Assets:
  Cash in banks                                             $    4,731   $   16,285
  Accounts Receivable                                          172,500         --
  Inventories                                                   67,423         --
  Loan receivable                                                1,150        1,150
                                                                 -----        -----
           Total current assets                                245,804       17,435
Other assets:
  Equipment, net of accumulated depreciation of $3,075            --            145
  Deposits                                                       5,075        5,075
Deferred acquisition costs                                     252,947      340,969
                                                               -------      -------
      Total other assets                                       258,022      346,189
                                                               -------      -------
                  TOTAL ASSETS                              $  503,826   $  363,624
                                                            ==========   ==========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
---------------------------------------
Current Liabilities:
  Accounts payable                                          $  392,941   $  256,061
  Accrued expenses                                              34,330       20,000
  Current portion of stockholder loans payable                 157,467      157,467
                                                               -------      -------
                  Total current liabilities                    584,738      433,528
Stockholder Loans payable                                      219,000      219,000
                                                               -------      -------
TOTAL LIABILITIES                                              803,738      652,528
                                                               -------      -------
COMMITTMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
-----------------------
Common stock, par value $.0001,150,000,000 shares
  authorized and 9,357,500 and 8,837,500 shares issued and
  outstanding in 2000 and 1999, respectively                       936          884
Additional paid-in capital                                   1,253,019    1,128,221
Accumulated (deficit)                                       (1,553,867)  (1,418,009)
                                                            ----------   ----------
Total stockholders' (deficit)                                 (299,912)    (288,904)
                                                            ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS'(DEFICIT)                $  503,826   $  363,624
                                                            ==========   ==========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                     2000           1999
                                                     ----           ----
Sales                                             $  258,840         --
 Cost of Sales                                      (151,025)        --
                                                  ----------    ----------
 Gross profit                                        107,815         --
General and Administrative expenses
     Professional fees                               136,963         --
     Salaries and benefits                            66,139         --
     Office and other administrative expenses         34,951        33,267
     Depreciation                                        145           385
                                                  ----------    ----------
Total general and administrative expenses            238,198        33,652
                                                  ----------    ----------
  (Loss) from operations                            (130,383)      (33,652)
                                                  ----------    ----------
       Other income and expense
       Interest expense                               (5,475)        --
                                                  ----------    ----------
Total other income and (expense)                      (5,475)        --
                                                  ----------    ----------
Net (loss) before income taxes                      (135,858)      (33,652)
Income taxes                                           --            --
                                                  ----------    ----------
       Net (loss)                                 $ (135,858)   $  (33,652)
                                                  ==========    ==========
Net (loss) per common share                       $     (.01)   $     (.01)
Weighted average number of                        ==========    ==========
 shares of common stock outstanding                9,074,674     3,885,060
                                                  ==========    ==========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                   Common              Additional                      Total
                                               Stock $.0001 Par         Paid-in      Accumulated    Stockholders'
                                            Shares         Amount       Capital        Deficit        Deficit
                                            ------         ------     -----------   ------------   --------------
Opening balance-July 1, 2000               8,837,500    $       884    $ 1,128,221   $(1,418,009)   $  (288,904)
Issuance of common stock for
 promotion and consulting
  services rendered                          520,000             52        124,798                      124,850
Net loss during for the
 three months ended September 30, 2000                                                  (135,858)      (135,858)
                                         -----------    -----------    -----------   -----------    -----------
Closing balance-September 30, 2000         9,357,500    $       936    $ 1,253,019   $(1,553,867)   $  (299,912)
                                         ===========    ===========    ===========   ===========    ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                        FOR THE YEAR ENDED JUNE 30, 2000


                                               Common              Additional                      Total
                                           Stock $.0001 Par         Paid-in      Accumulated    Stockholders'
                                        Shares         Amount       Capital        Deficit        Deficit
                                        ------         ------     -----------   ------------   --------------



Opening balance - July 1, 1999        4,987,500    $       499    $   723,506   $  (408,485)   $   315,520
Stock issued in private placement     2,000,000            200         29,800          --           30,000
Stock issued as compensation          1,600,000            160        356,190          --          356,350
Stock options exercised                 250,000             25         18,725          --           18,750
Net loss for the year ended
 June 30, 2000                                                                   (1,009,524)    (1,009,524)
                                      ---------    -----------    -----------   ------------   ------------
Closing balance - June 30, 2000       8,837,500    $       884    $ 1,128,221   $(1,418,009)   $ ( 288,904)
                                      =========    ===========    ===========   ============   ============

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                               2000          1999
                                               ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                  $(135,858)   $ (33,652)
ADJUSTMENTS TO RECONCILE NET LOSS
FROM  OPERATIONS TO CASH USED IN
OPERATING ACTIVITIES

Depreciation and amortization                     145         385
Stock issued for professional services        124,850         --
(Increase) decrease in assets:
Accounts receivable                          (172,500)        --
Inventories                                   (67,423)        --
Deferred acquisition costs                     88,022         --

Increase (decrease) in liabilities:
Accounts payable                              136,880         --
Accrued expenses                               14,330       15,494
                                               ------       ------
Total Adjustments                             124,304       15,879
                                              -------       ------

Net cash provided by (used in) operations     (11,554)     (17,773)

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       2000         1999
                                                       ----         -----
Balance forward                                      (11,554)    (17,773)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans receivable                                        --        17,735
Net proceeds from common stock sold                     --           100
                                                    --------    --------
Net cash from financing activities                      --        17,835
Net Increase (decrease) in Cash in banks             (11,554)         62
                                                    --------    --------
Cash in banks - Beginning of period                   16,285         (10)
                                                    --------    --------
Cash in banks - End of period                       $  4,731    $     52
                                                    ========    ========
Supplemental Disclosure of cash flow information:
Cash Paid During the Period for:
              Interest expense                      $      0    $      0
                                                    ========    ========
              Income taxes                          $      0    $    830
                                                    ========    ========

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

NON-CASH INVESTING AND FINANCING TRANSACTIONS
---------------------------------------------

     During the quarter ended September 30, 2000, ASV issued 520,000 shares of common stock valued at $124,850 in connection with professional promotion services.

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

Note 1-  UNAUDITED FINANCIAL INFORMATION

     The unaudited financial information included for the three month interim periods ended September 30, 2000 and 1999 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented.) The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results expected for the fiscal year ended June 30, 2001.

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of significant accounting policies of America's Sports Voice, Inc. (hereinafter referred to "ASV" or "the Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of America's Sports Voice, Inc. and Subsidiary, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

(A)  NATURE OF BUSINESS

America's Sports Voice was incorporated in the State of New York in February 1997. The Company was formed to create a sports fan advocacy group that provides information, sports programming and sports merchandise. Since inception, the Company has not generated any revenues from its intended principal business activity.

Effective June 28, 2000, the company created a wholly owned subsidiary, Gourmet Cuisine Corp. that was formed for the purpose of acquiring the assets and business of Gourmet Cuisines International, Ltd., as described in Note 3.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

(B)  USE OF ESTIMATES

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

(C)  OFFICE EQUIPMENT AND DEPRECIATION

Office equipment is stated at cost. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and the resulting gain or loss is included in other income. Maintenance and repairs are expensed as incurred. Depreciation of equipment is provided over the estimated useful lives of the various assets. Generally, the equipment has been depreciated using the straight-line method over a period of five years. Depreciation expense was $145 and $385 for the quarters ended September 30, 2000 and 1999, respectively.

(D)  DEFERRED ACQUISTION COSTS

Deferred acquisition costs represent the costs associated with the planned acquisition described in Note 3. Deferred acquisition costs are capitalized as a component of total acquisition costs until successful consummation of a planned acquisition. Such costs will be expensed upon determination that a proposed acquisition is unlikely to occur or will be amortized upon completion of the acquisition.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

(E)  INVENTORIES

Inventories are stated at the lower of cost or market.

(F)  INCOME TAXES

No income taxes were provided during each of the fiscal periods presented since ASV incurrred losses in each period. Normally, taxes are provided on all revenue and expense items included in the consolidated statement of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(G)  RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 financial statement presentation.

(H)  CONSOLIDATED NET (LOSS) PER SHARE

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares and equivalents outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the three months ended September 30, 2000 and 1999 as there were no stock options, warrants, or other common stock equivalents outstanding during the period.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999


Note 3-  PLANNED ACQUISTION

In May 2000, ASV entered into an agreement to acquire all of the issued and outstanding stock of Gourmet Cuisines International, Ltd., a privately held company and its three wholly owned subsidiary companies (hereinafter jointly referred to as "GCI") in exchange for the issuance of an aggregate of 400,000 shares of ASV's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on various air carriers. In conjunction therewith, ASV received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI, for which ASV paid an aggregate of $219,000. The outstanding principal balance owed by GCI to Finova was $1,228,000 at the time the note and security interest was acquired by ASV.

Subsequent to entering into the agreement, ASV discovered that GCI had significant undisclosed liabilities. Such liabilities included a $5 million lawsuit against GCI. ASV also discovered that GCI was the guarantor of a mortgage given by 247 Broadway, LLC (an affiliate of GCI) the owner of the building that ASV presently operates in. Such mortgage was in default and on October 28, 2000, the building was foreclosed upon.

As a result of the above developments, ASV decided not to close on the acquisition of GCI. Instead, ASV is planning to exercise its security interest acquired from Finova to foreclose on the related unpaid note and thereby acquire all the assets of GCI, including GCI's wholly owned subsidiaries. Such assets will be assigned to Gourmet Cuisine Corp., ASV's wholly-owned subsidiary. In addition, ASV has personal guarantees from the two stockholders of GCI.

Such plans are contingent upon ASV's ability to capitalize the food processing operations, obtain financing in the amount of approximately $500,000 to acquire real estate and to establish its planned operations in Utica, NY and to obtain financing in the amount of approximately $975,000 to acquire the building ASV now occupies.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

Note 4 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consist of the following:
         Unsecured 10% loan payable to MGZ International
           Corp., a minority stockholder.  Principal is due May
           2002.  Interest only is payable quarterly.               $   219,000
         Unsecured, non-interest bearing demand loan
           payable to MGZ                                               157,467
                                                                        -------
                           Total                                        376,467

         Less current portion                                           157,467
                                                                        -------
                           Stockholder loans payable

                             net of current portion                  $  219,000
                                                                     ==========

In conjunction with the loans payable to MGZ described above, America's Sports Voice granted the note holder the option to convert the principal amount of the note into as many as one million shares of the Company's common stock at a conversion price of $0.50 per share. The note holder may exercise it option to convert through February 2002.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 and 1999

NOTE 5 - INCOME TAXES

ASV accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). At September 30, 2000 and 1999 no income tax (benefit) was recorded in the consolidated statement of operations.

Deferred tax assets and liabilities consist of the following:

                                                Sept. 30,            Sept. 30,
                                                  2000                  1999
 Deferred tax assets-                           ---------            ----------
Tax benefit of net operating
       loss carryovers                           $451,000            $130,000
 Valuation allowance                              451,000             130,000
                                                ---------            --------
                                                 $      0            $      0
                                                =========            ========


The valuation allowance provided for the periods are based on management's valuation of the likelihood of realization. Management has concluded that the income tax benefit provided in the Statements of Operations should be limited to the amount of future benefit that can be assured. ASV has net operating losses for financial reporting purposes approximating $1,505,000 through September 30, 2000 available to offset future income for financial reporting purposes expiring in 2022.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

NOTE 6-COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACT

Effective September, 1998, ASV entered into an employment contract with the company's President. The contract is for a 5 year period and provides for annual compensation of $98,000. As of September 30, 2000, accounts payable includes $280,500 of unpaid compensation due to the Company's President and to other employees.

During November, 1999, ASV's Board of Directors, in recognition of the compensation not paid to the Company's President, authorized the issuance of options whereby the president may convert any unpaid compensation to shares of the Company's Common Stock.

Such conversion will be at the greater of $.010 per share or 30% under the bid price. Such option may be exercised until September, 2001.

DEPOSIT ON LAND

During the year ended June 30, 2000 the Company placed a $5,000 deposit on the purchase of a tract of land near Utica, New York. The land is to be utilized in the establishment of a food processing plant.

CONSULTING AGREEMENT

During  April  2000,   ASV  entered  into  a  consulting   agreement  with  MGZ
International Corp. ("MGZ"), a minority stockholder. Under the terms of the agreement, MGZ is entitled to an $80,000 fee upon the acquisition of the business of CGI as described in note 3. Since the acquisition has not been consummated as of September 30, 2000, no consulting fees have been recorded by ASV.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

NOTE 6-COMMITMENTS AND CONTINGENCIES(CONTINUED)

LOAN AGREEMENT

During February 2000, ASV entered into a loan agreement with Pacificom ("Pacificom"). Under the terms of the agreement, Pacificom agreed to loan ASV up to $1 million at 11% interest with unpaid principal and interest due December 31, 2000. The agreement is secured by 1 million shares of ASV's common stock which was pledged by MGZ, a minority stockholder.

In addition, the lender received the option to purchase up to 1 million shares of ASV's common stock at $0.10 per share. Such options may be exercised during the month of December 2000. ASV also has the right to acquire up to 900,000 of the options from Pacificom at a purchase price of $0.10 per share at any time prior to December 2000.

However, Pacificom did not make any direct loans to ASV. Instead, Pacificom advanced funds to MGZ. Such funds were used by MGZ to make loans to ASV. Accordingly, the total outstanding obligation of ASV is the loan payable to MGZ described in note 4. ASV, MGZ and Pacificom are currently negotiating a revision to the original loan agreement that would recognize that ASV would have no direct indebtedness to Pacificom. ASV's management and legal counsel believe that such revision will be effected on terms satisfactory to ASV.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

NOTE 6-COMMITMENTS AND CONTINGENCIES(CONTINUED)

MANAGEMENT AGREEMENT

Effective February 1, 2000, ASV entered into an agreement with Hannelore Gourmet Foods, Ltd. ("Hannelore"), a wholly-owned subsidiary of CGI (note 3) to manage Hannelore's business and finances. The agreement is for a one-year period ending January 31, 2001, but may be terminated by either party upon 30-day written notice. ASV is to be paid 50% of the profits of Hannelore at the end of the contract. The Company has not recorded any management revenue during the period ended September 30, 2000.

LITIGATION

ASV is involved in two matters arising out of the demised premises utilized by the company to operate the food processing and food distribution business of CGI and it wholly owned subsidiary Hannelore. The first matter is a litigation which involves a claim by 247 Broadway, LLC as Landlord for back rent and an Order of Eviction of the Tenant. Settlement negotiations are underway to resolve this matter without it having a material impact upon the Company. In addition, the mortgage holder on the demised premises has obtained a Judgment of Foreclosure against 247 Broadway, LLC and Hannelore Gourmet Foods as the guarantor of said mortgage obligation. On October 23, 2000, a Mortgage Foreclosure Sale occurred and the premises reverted back to the mortgagee. The company is in negotiations with the mortgage holder and believes that it will be able to acquire the property or enter into a long-term lease in order to continue its operations at the demised premises with the mortgage holder now that it has taken repossession of the property from 247 Broadway, LLC.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2000 AND 1999

LITIGATION (CONTINUED)

During the year ended June 30, 2000, ASV instituted a legal action against First Capital, Inc., a Florida stock brokerage firm. The action seeks the return of 600,000 shares of ASV's common stock which were issued to First Capital for services to be rendered in connection with promotion of the Company's stock. ASV alleges that such services were never provided. While the outcome of this matter cannot be determined at this time, in the opinion of management, the matter will ultimately be resolved on terms favorable to the Company.

ASPV SEC Filings Management Discussion: Investor -
     America's Sports Voice Inc.


First Fiscal Quarterly Report (SEC form 10Q)



ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS and PROPOSED ACQUISITIONS

     The following discussion should be read in conjunction with the America's Sports Voice, Inc.'s (the "Company" or "ASV") financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

     The Company has generated from a development stage company into a fully operational holding company with revenues during the three-month period ended September 30, 2000. The Company, earned its income from its wholly owned subsidiary, Gourmet Cuisine, Corporation not to be confused with "Gourmet Cuisine International, LTD." and certain loans to Hannelore Gourmet Foods, LTD and its subsidiaries. In this quarter the Company had revenue of $224,257.32 and incurred $265,901.93 in selling, general and administrative expenses and $121,350 in stock compensation, The Company has outstanding loans to Hannelore Gourmet Foods, LTD. of $319,905.17 this loan was part of the money the Company used to purchase Finova Capital's, position plus operating capital.

     Management of the Company anticipates that the Company will generate significant revenues with the new direction the Company has taken. Gourmet Cuisine Corp. has over 500 recipes created by world renowned Master Chef, " Gerhard Daniel's." Chef Daniel is a member of "Chaine des Rotisseors he was award the "Societe Culinaire Philanthropique," this is the highest culinary honor in France. Chef Daniel has won many other culinary awards as well as winning 4 medals in the "International Culinary Olympics." Gourmet Cuisine Corp. feels with ASV's management and the Epicurean recipes developed by it's Master Chef will make the company a major supplier of gourmet foods. ASV is in contract to acquire one hundred percent of a communication company called UkrPage. This communication company in Kiev with over $1,250,000 in sales and $2,000,000 in assets. The acquisition contract is based upon the completion of an audit by Earnst & Young as well as a confirmation of the Ukraine Government's agreement with UkrPage to install Telephone lines, Fiber Optics Cable and provide Internet capabilities. UkrPage has the exclusive use to run its lines through the Subway system in the Ukraine, throughout twenty eight cities. As the audit is not complete we can not state the agreement will close or if the contract will be finalized. The Company now directs its business objectives into two areas outlined herein below under "Plan of Operation."

ITEM 2. PLAN OF OPERATION

     ASV is acting as a Holding Company while still operating as a high technology, multi-media marketing company utilizing both the Internet and publishing businesses to accomplish its business objectives. The Company intends to provide information, not only on sports programming but to market many benefits such as, discounted travel benefits and sports merchandise to its members through its quarterly magazine and Website. In addition, management is also reviewing various business opportunities that have been presented, which opportunities are outside of the current scope of the Company's business. ASV's entrance into the production and distribution of food on a large wholesale level will impact its revenue and make the company a high revenue producer. The Company anticipates revenues not only from its present contracts within the Airline Industry but in Supermarkets and School Lunch Programs. Ie: Indications from ShopRite Markets to purchase five of our ( ready set gourmet, Italian Foods) and the company's bid to the City of New York's Board of Education, to distribute about ten million dollars worth of frozen food to their schools in the year 2001. The company has also received favorable indications from other supermarkets to sell its frozen meals.

     In addition ASV has earmarked a national and international audience to market its various products from sports membership program to Pate' for foreign airlines. ASV will concentrate it's positioning to launch its membership drive in the northeast United States, commencing in the New York metropolitan area. To promote the Company's brand name to new regions and markets, the Company expects to utilize television, radio, print, direct mail advertising and trade shows in addition to Internet advertising. The food processing company, Gourmet Cuisine Corp. has developed it's own CD for marketing it's products. The 500 recipes that Gourmet Guisine Corp. has were created by the world famous Master Chef, Each of the advertising media is intended to solicit a different segment of the Company's target market. Along with radio and print media, ASV expects to work with local retail organizations, such as supermarkets, sporting good stores, sports bars and sports memorabilia stores. This is expected to strengthen the ASV brand name to food companies, sports fans and the general public.

     The Company is presently positioning strategic alliances with various organizations this is paramount, considering the numerous Web Sites, pertaining to Sports and Food. These alliances will place "take-one" applications in their multiple locations, thus developing alliance and members. The locations in different businesses will provide the Company with recognition and Web Site location to prospective members and with discounts on goods and/or services. The Company will utilize all efficient and cost effective means of attracting additional clients. Management feels that recent history and public awareness make this the perfect time to launch the ASV marketing campaign.

ITEM 3. The Company's eventual ability to influence the various industries should also increase.

     ASV also intends to develop multi-media platforms for it's sports as well as it's food oriented projects. In this regard, ASV is currently in negotiations with a radio station, Internet service provider and theatrical and event ticket providers. These recent negotiations involve the production and broadcast of the future . In addition ASV will have a Sports Hour, and this format will consist of sports interviews and call-ins, a format sports fans are accustomed to and follow. This broadcast will be available through the Company's website, providing ASV an international reach with a local market and future syndication program. With the Internet distribution the Company will reach more of its members and they can listen live or at any convenient time because the content will be archived and available on the website.

ITEM 4. It's ASV plans to capitalize on management's perceived enormous growth of the Internet. Management believes Internet usage is growing significantly. Thus far, Internet usage has grown from 50 million dollars in 1996, to a projected one billion dollars by the Fourth year 2000. According to IBM's publicly reported research, in 1996 there was $900 million in Internet based sales, $2 billion in 1997 and projected to $200 Billion in 2000. ASV can capitalize on this growth to promote its Sports and Food Programs. All this is meaningless if the Company does not have the proper exposure.

     ASV has been developed to capitalize on opportunities in the field of Internet commerce. Retail customer acceptance of secure electronic financial transactions on the Internet have accelerated and the Company expects that it will continue to grow. The Company will produce and distribute timely news and at its web page and print magazine. The scores and articles will be provided by a national news service provider, downloaded to the Company's site multiple times a day and integrated into the Company's magazine. By having both an Internet presence with the Company's website and print magazine, ASV can expand its research to a broader market group. These promotions will contribute to ASV's brand image. Management believes that it is extremely important to build ASV's brand image, which should enable the Company in the near future to attract an additional stream of income from sales revenues as the Company's concept grows. The advertising and marketing campaign will blanket targeted markets with saturation advertising. This will promote the Company's brand name in the consumer marketplace. The national and international market place will be broken down into regions. The first region to be actively advertised and marketed will be the northeast United States focusing on the New York metropolitan area marketplace to launch the Company's campaign. The campaign will include the use of the major Internet search engines, such as Excite, Yahoo, Lycos and Webcrawler, which will target a nationwide audience in addition to European nations and as far away as Japan.

     ASV's website will offer a multitude of timely and comprehensive marketing Information as well as it's food list for sports and holiday party's. ASV's home page (first i.e. magazine cover) will be available to all. They can order by calling the Company's toll free marquee number or instantly by a simple secure transaction with a credit card over the Internet. This quick transaction will provide the customer with a log on name and password allowing instant access to all member content areas of the website, including, recipes, interviews, information, chat rooms and contest areas.

ITEM 5. The Company intends to market to other companies interested in marketing products or services and food to its members. Because Internet sites which receive high visitor traffic develop huge databases, if the site is successful (of which there can be no assurance) ASV will be able to capitalize on this high visitor volume by offering marketing and consulting services to multiple businesses which require database information in order to expand their market penetration. Alliance members will be listed on the site as they are signed up to instantly notifies members of new locations to receive discounts on goods, services or food. The website will hold a multitude of contests such as daily sports trivia, weekly contests and monthly drawings. The contests will interest members to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The content of the website will change often, specifically daily wherein sports related story and scores will be updated multiple times throughout the day. ASV's magazine will differ from traditional sports publications, which tend to consist of the news aspect

ITEM 6. Aside from the serious issues, ASV will also offer its viewers an entertaining side. This will consist of trivia questions, fan mail and columns written by in-house staff, freelance journalists, chefs, and agents. The website will report the hottest issues that concern sports fan and household chefs. The Company anticipates that it will require infusion of additional capital to accomplish its business objectives described herein, in that anticipated revenues from operations will be sufficient to fund operations.

ITEM 7. Funding during such period, because the Company has entered the Food Processing and Distribution business in addition to it's Sports Information business there is a need to provide adequate funds, whether through additional equity financing, debt financing or other sources, will be available when needed or on terms acceptable to the Company. Further, any such funding may result in significant dilution to existing stockholders. presently the company is negotiating with capital investors who wish to invest as much as $3,000,000 in ASV. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition.

Subsequent Event

     In May 2000, the Company consummated an acquisition of all of the issued and outstanding stock and equipment of Gourmet Cuisine International, Ltd., a privately held company and its three wholly owned subsidiary companies, including, Hannelore Gourmet Foods, LTD. (hereinafter jointly referred to as "GCI") claimed these companies had revenue totaling three million dollars per year, in exchange for the issuance of an aggregate of 400,000 shares of the Company's "restricted" common stock. GCI is engaged in the business of processing gourmet meals for first class passengers on many airlines. The Company initially received an assignment of a security interest from Finova Capital Corporation ("Finova"), which held a first position security interest in all of the assets of GCI as security for a loan with a principal balance of $1,228,000 at the time the relevant note was acquired by the Company, for which the Company paid an aggregate of $219,000. (see notes in financial section). At this time the Company may rescind this agreement, for various reasons that range from mis-statements of facts to mis-leading financial statements. ASV will foreclose on Gourmet Cuisine International, LTD and assume all of the assets, equipment, inventory , receivable and clients of Gourmet Cuisine international, LTD. The Company will also pursue the repayment of the $1,228,000 note that was personally guaranteed by the principals. The company is also negotiating with the mortgagor to purchase the building directly from the mortgagor, as he foreclosed on the present owners, who were the same principals who owned Gourmet Guisine International, LTD.

     The Company has entered into a contract to purchase a 22,000 square foot USDA approved building in Herkermir County, New York from KeyBank. The sales price is $150,000, this includes the plant on 10.5 acres and 2 houses that are presently rented. The company has placed a deposit with KeyBank and should close in the month of December.

     In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two year term of the note, which interest is payable quarterly. (see financial notes)

   Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. Because the Company is not required to pay salaries to any of its officers or directors, management believes that the Company has sufficient funds to continue operations through the foreseeable future. The President of the Company has agreed to waive any salaries due pursuant to his employment agreement with the Company until such time as the Company begins generating revenues from operations, of which there can be no assurance. The board has granted the president the option to receive 144 stock as compensation for his back salary if he chooses.

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

      Source: Primark. (c) Copyright 2000. All rights reserved.

                                EXECUTIVE SUMMARY

     America's Sports Voice, Inc., (ASV) has been changing to meet the challengers of the time. ASV has developed a strategy to build upon the strengths and expertise of management in financial services. The organization is staffed by experts in the areas of computer systems, food processing, food distribution, retailing, and financing. Hence, the company has chosen to grow their business through mergers and acquisitions that fit both the experiences of management and the objective goals of the company. As a company with diverse subsidiaries, ASV is positioned to profit from the demand for products and services in each of its niche businesses.

ASV's food processing company is a recognized leader in the Gourmet Food Industry. Most, if not all of the recipes that the food processing company produces, were developed by the world renowned Master Chef, " Gerhard Daniel." Chef Daniel's, is a member of "Chaine des Rotisseors, was awarded the highest culinary honor in France, the "Societe Culinaire Philanthropique," Chef Daniel has won the Long Island Culinary Association's Chef of the Year award and four
(4) times won a medal in the "International Culinary Olympics." These products were developed to fill the demands of the niche market that were not being provided by traditional and established institutions. This niche market has increased to two hundred and eighty (280) accounts and growing. The recipes owned exclusively by the company have a value in excess of two million dollars ($2,000,000). Gourmet Cuisine Corp. is one of the first companies to provide gourmet food to the airline industry, because they themselves were unable to produce or develop on their own. Today, this is the most profitable segment of our companies. The penchant for innovation is an integral component in each of ASV's subsidiaries, like Gourmet Cuisine's.

     ASV has built its reputation as an innovator in the food industry. Its entrance into the fast growing "Home Meal Replacement" segment of the industry was part of the corporate philosophy that sets it aside from the run of the mill food processor. Recognizing the facts that (1), the average family has two working partners and as such, they do not have the time or capacity to cook a home meal. These families buy processed foods from Fast Food chains. (2) The supermarkets want to off-set this loss of monies as well as the loss of customers by providing frozen home cooked meals that could be microwaved or placed in an oven, using its own container. (3) These meals would cost less and could be purchased in the supermarket when the family does its normal weekly shopping. ASV's contacts have placed the company in the forefront of this fledgling industry and will provide five (5) frozen meals to the supermarkets. Just one supermarket chain would give Gourmet Cuisine Corp. a purchase order for a minimum order of ten (10) trailers per week, this relates to two hundred thousand (200,000) meals per week and a gross sale of $448,000 per week.

     Presently Gourmet Cuisine Corp. customers are in the airline industry and this industry represents about seventy percent (70%) of the company's revenue. With the advent of "Home Meal Replacement," the company turns these figures into a more level playing field. Thus a loss of one account would not show any averse effect on revenue or operations. As the company would be utilizing its facility seven
(7) days per week instead of only five (5) days per week the operational cost will not increase proportionally. This makes the company compete at a lower price yet maintain a high gross profit.

     In order to meet the increase demand for these "Home Meal Replacement" frozen meals, the company has entered into a contract to purchase a twenty two thousand (22,000) square foot USDA plant in Franklin County, New York. This facility could be operational in thirty (30) days after closing. Most of the frozen meals could be made at this plant and the company could aggressively market other supermarkets, enhancing its revenue.

     ASV has a grant from "Empire State Development Corporation" for three hundred and seventy-five thousand ($375,000) dollars to purchase new equipment. The EDGE corporation will underwrite a $150,000 loan at three and one half percent (3.5%) interest per year. This loan may be converted into a grant if the company hires fifty (50) or more employees for a year. The New York State Department of Labor will pay fifty percent (50%) of the labor cost on employees hired from the department, for a period of six (6) months.

     As a food processor, Gourmet Cuisine, Corp. also co-packs for other food companies. One such company is "The Zone Diet, Bagel Blasters and Diet Center." Gourmet Cuisine Corp. uses its many receipts that it makes for other diet companies and packages these items under the Zone Diet, label. To date the company process 2,000 meals per week as the co-packer. Gourmet Cuisine Corp. also co-packs for "Bagel Blasters" these items are sold out of high volume markets. Presently the company process, packs and ships over 700,000 bagels per month for Bagel Blasters. This contract grosses $70,000 per month and has a gross profit of $7,000 per month. Recently the company was contacted by the A&P Food chain to co-pack vegie burgers. Using the recipe from A&P the company would make the items and pack them from A&P supplied packages. The company is waiting for a purchase order from the food chain and would start processing 40,000 vegie burgers per week. This purchase order from A&P Foods would have a value of $40,000 per week and a gross profit of $4,000 per week.

     Gourmet Cuisine Corp. has been asked to bid on the New York City School Board Food Distribution Contract. The company only bid on a small portion of the bid as distribution was a new area of business that the company wanted to enter but felt that receiving only five percent (5%) of the contract for the year was a safe way to enter this market. The company's portion of the contract would be for Seven million dollars ($7,000,000) for the year 2001. Gourmet Cuisine Corp. will use its present facility as a warehouse and distribution center. With the rental of ten (10) freezer trucks, the company could easily supply the two hundred and eleven (211) schools. This contract would bring a net profit to the company of seven percent (7%) of the gross. Since bidding on this contract the company has been asked to bid on four (4) other City contracts totaling over four million dollars ($4,000,000). As cash flow might be a problem we asked that the City set up a direct deposit into the company's bank account on monthly bases. The City has taken this under advisement and would do so if the company provided the City with two percent (2%) on all payments. Both the City and the Company are in negation at the present time.

     ASV has built it reputation as an innovator not only in the market place but as an innovator in acquiring companies which share in this essential commitment to the industry. ASV's position and industry reputation as a growing player in the food industry has been strengthened with each strategic acquisition. One supplier of the company has been earmarked for such an acquisition. This company is considered as one of the top suppliers of raw and processed chicken. Because ASV is a publicly traded company and has the growth potential in the same industry, this company feels that a merger or acquisition would benefit both companies. Presently this company's revenue is in excess of twenty-five million dollars ($25,000,000) per year. The company owns two (2) facilities, each facility is forty thousand (40,000) square feet. The present ownership only wishes to take a minimal position, as both wish to semi retire and act as consultants. This revenue and asset base would make ASV qualify for the NASDAQ main board and out of the Over the Counter Market.

     ASV's management has laid a solid foundation to build the future of the Company. In its management of each of its subsidiaries, ASV has combined many redundant operations and day to day tasks of each of its subsidiaries. These operations are incorporated into one major system, providing, accounting, purchasing, system maintenance, marketing, developing, research and central management. This has decreased marginal operating expenses and increased the potential of turning a profit in each of the company's subsidiaries.

     The company's 10k and the projections submitted by its auditors show the real growth of the company and its expansion. Management hopes that with the insurgent of additional capital the company will exceed its projections and be on the NASDAQ's big Board next year.



Angelo J. Panzarella
President/Chairman