Form 10-Q
period 2000-12-31
AMERICAS SPORTS VOICE INC /NY
filed 2001-02-15
CIK 1056715

ASPV SEC Filings Management Discussion: Investor -
     America's Sports Voice Inc.


First Fiscal Quarterly Report (SEC form 10Q)


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS and PROPOSED ACQUISITIONS

     The following discussion should be read in conjunction with the America's Sports Voice, Inc.'s (the "Company" or "ASV") financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

     The Company through its subsidiary Gourmet Cuisine, Corp. has evolved from a developmental stage Company into a fully operational Company with revenues of $493,981 during the six-month period ended December 31, 2000. The Company did not have any operating income in the prior year. The Company's revenues are being generated from its food processing line of business. During the current quarter the Company had revenue of $235,141 and incurred $347,496 in selling, general and administrative expenses and $26,840 in stock compensation. This resulted in a net loss of .03 per share, versus a loss of .07 per share in the prior year quarter.


ITEM 2.   Plan of Operation

     In addition to its food processing business, the Company intends to provide information to market the benefits, not only of gourmet foods but diet foods, prepared foods for working people, catering and direct sales food shipped to consumers, at a discount, through the Company's Website. As a result, the Company anticipates revenues not only from its present contracts within the Airline Industry but in addition from Supermarkets and its direct consumer home delivery service as well.

     In addition ASV has targeted a national and international audience to market its various products from foreign airlines to international Casinos. ASV will launch its marketing drive in the northeast United States, commencing in the New York metropolitan area. To promote the Company's brand name to new regions and markets, the Company expects to utilize television, radio, print, direct mail advertising and trade shows in addition to Internet advertising. Each of the advertising media is intended to solicit a different segment of the Company's target market. The food processing company, Gourmet Cuisine Corp. has developed it's own product catalog on CD for marketing it's merchandise. The 500 recipes that Gourmet Cuisine Corp. has acquired the rights to were created by the world famous Master Chef, Gerhard Daniel.


ITEM 3. ASV intends to develop a multi-media platform for its food-oriented projects. In this regard, ASV is currently in negotiations with a television production company, Internet service provider and a renowned comedian and movie star to become a spokesperson on behalf of the Company. These negotiations involve the production and filming of a unique broadcast of a new concept that will capitalize on a proven trend of direct selling to the consumer. In addition, ASV intends to produce an infomercial, which will consist of, " The Nutritional Gourmet" doing interviews and call-ins. It is anticipated, although no agreement has been executed with cable networks, that this broadcast will be available through various cable networks and the Company's website. The Company believes that with the combined Infomercial and Internet distribution, the Company will reach more of its target markets.



ITEM 4 Management believes that it is extremely important to build ASV's brand image, which should enable the Company to attract an additional stream of income from sales revenues as the Company's concept is accepted and grows. The advertising and marketing campaign will blanket targeted markets promoting the Company's brand name in the consumer marketplace.


ITEM 5. In addition to the Company's forgoing marketing plans, the Company intends to market to other companies who are interested in marketing either their products, services or food to their members. The Company plans to private label and/or co-pack for various food companies, consumer driven businesses such as hotels and casinos. The Company intends to use its website to notify accounts of new locations to receive discounts on goods, services and food. The website will hold a multitude of pricing and items processed daily so the accounts will have an interest to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The Company intends to change the content of the website daily and in some cases prices will be updated multiple times throughout the day.

ITEM 6. The Company anticipates that it will require an infusion of additional capital, from outside sources, to accomplish its business objectives described herein. The Company believes that its present anticipated revenues from operations would not be sufficient to fund operations based upon its business objectives. There can be no assurance that such funds will be available, in which case, the Company may have to scale back its business objectives and planned operations.


ITEM 7. The Company requires additional funding in order to effectuate its business plan. There is no assurance such funds will become available. Further, it is anticipated that any such funding, so obtained, will result in significant dilution of existing shareholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition.

Subsequent Event

     In May 2000, the Company through its acquisition of Finova Capital Corporation's ("Finova") secured position acquired Gourmet Cuisine International, Ltd., a privately held company and its three wholly owned subsidiary companies, including, Hannelore Gourmet Foods, LTD. (Hereinafter jointly referred to as "GCI") The Company initially received an assignment of Finova's security interest, which was a first security interest in all of the assets of GCI as security for a loan with a principal balance of $1,228,000 at the time the relevant note was acquired by the Company. The Company paid an aggregate of $219,000 to fund. (See notes in financial section). Pursuant to its' rights as the secured creditor the Company is taking the steps to foreclose on GCI and assume all of the assets, equipment, inventory, receivable and clients of GCI.

At the time the Company purchased the Finova security interest, the Company also executed an agreement to purchase the stock of the principals of GCI; however, the Company based upon substantial misrepresentation proffered said primary the Company has sought to rescind the agreement. The Company has commenced an action in Supreme Court, Westchester County to rescind this agreement and obtain damages from the two principals. The Company will also pursue the repayment of the $1,228,000 note that was personally guaranteed by the principals.

The Company is also negotiating with the mortgagor to purchase the building directly from said mortgagor. In October 2000 the mortgagee obtained title to the property and building through a foreclosure sale based upon a judgment of foreclosure. The Company has obtained, on February 5, 2001, a motion to dismiss the mortgagor's action for summary proceeding with this Court recognizing the Company rights to the existing lease. The mortgagor has moved for rearguement of the decision

     The Company has entered into a contract to purchase a 22,000 square foot USDA approved building in Herkimer County, New York from KeyBank. The sales price is $150,000; this includes the plant on 10.5 acres and 2 houses that are presently rented. The Company has placed a deposit with KeyBank. There is no date for closing.

     In order to obtain the $219,000 necessary to acquire the security interest, the Company obtained a loan from a minority shareholder in such amount. The terms of this loan included interest accruing at the rate of 10% per annum, which loan is due and payable two years from issuance. The relevant note requires that interest only be paid during the two-year term of the note, which interest is payable quarterly. (see financial notes)

     Liquidity and Capital Resources

     The Company presently has nominal cash or cash equivalents. However the Company has obtained agreement from key management to defer or reduce their salaries for the present time. The President of the Company has agreed to waive any salaries due, pursuant to his employment agreement with the Company, until such time as the Company begins generating revenues from operations. The board has granted the president and secretary the option to receive 144 stock as compensation for their back salaries if they elect.


     Source: Primark. (c) Copyright 2000. All rights reserved.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                              Index to Form 10-QSB

                     For the Periods Ended December 31, 2000


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Consolidated Balance Sheets ...............................  3
              Consolidated Statements of Operations .....................  4-5
              Consolidated Statements of Stockholders' Deficit ..........  6-7
              Consolidated Statements of Cash Flows .....................  8-10
              Notes to Consolidated Financial Statements ................  11-20

Item 2.  Management's Discussion and Analysis ...........................  21-24

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000

                                                                       Audited
                                                     December 31,      June 30,
                                                         2000           2000
                                                     -----------    -----------
ASSETS
Current Assets:
  Cash in banks                                      $     4,487    $    16,285
  Accounts receivable                                    158,924             --
  Inventories                                             19,026             --
  Loan receivable                                             --          1,150
                                                     -----------    -----------
      Total current assets                               182,437         17,435
Other assets:
  Equipment, net of accumulated
    depreciation of $3,075                                   218            145
  Deposits                                                 5,075          5,075
Deferred acquisition costs                               231,308        340,969
                                                     -----------    -----------
      Total other assets                                 236,601        346,189
                                                     -----------    -----------
          TOTAL ASSETS                               $   419,038    $   363,624
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable                                   $   172,233    $   256,061
  Salaries and taxes payable                             378,971             --
  Accrued expenses                                        61,950         20,000
  Current portion of stockholder loans payable           157,467        157,467
                                                     -----------    -----------
      Total current liabilities                          770,621        433,528
Stockholder loans payable                                237,000        219,000
                                                     -----------    -----------
          TOTAL LIABILITIES                            1,007,621        652,528
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
  Common stock, par value $.0001;
    150,000,000 shares authorized; 9,357,500
    and 8,837,500 shares issued and
    outstanding at December and June 2000,
    respectively                                             936            884
  Additional paid-in capital                           1,253,019      1,128,221
  Accumulated (deficit)                               (1,842,538)    (1,418,009)
                                                     -----------    -----------
      Total stockholders' (deficit)                     (588,583)      (288,904)
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)        $   419,038    $   363,624
                                                     ===========    ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                          2000             1999
                                                    ----------       ----------

Sales                                               $  235,141               --
Cost of sales                                         (143,992)              --
                                                    ----------       ----------
  Gross profit                                          91,149               --

General and Administrative Expenses
    Professional fees                                   64,805               --
    Salaries and benefits                              143,831               --
    Office and other administrative expenses           165,700           67,962
    Bad debt expense                                        --          339,808
    Depreciation                                            --               --
                                                    ----------       ----------
Total general and administrative expenses             (374,336)        (407,770)
                                                    ----------       ----------
  (Loss) from operations                              (283,187)        (407,770)
                                                    ----------       ----------

Other income and expense
    Interest expense                                    (5,483)              --
                                                    ----------       ----------
Total other income and (expense)                        (5,483)              --
                                                    ----------       ----------

Net (loss) before income taxes                        (288,670)        (407,770)

Income taxes                                                --               --
                                                    ----------       ----------

        Net (loss)                                  $ (288,670)      $ (407,770)
                                                    ==========       ==========

Net (loss) per common share                         $     (.03)      $     (.07)
                                                    ==========       ==========

Weighted average number of
   shares of common stock outstanding                9,357,500        5,987,500
                                                    ==========       ==========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                          2000            1999
                                                    ----------      ----------
Sales                                               $  493,981              --
Cost of sales                                         (295,017)             --
                                                    ----------      ----------
  Gross profit                                         198,964              --

General and Administrative Expenses
    Professional fees                                  201,768              --
    Salaries and benefits                              209,970              --
    Office and other administrative expenses           200,652         100,844
    Bad debt expense                                        --         339,808
    Depreciation                                           145             770
                                                    ----------      ----------
Total general and administrative expenses              612,535        (441,422)
                                                    ----------      ----------

  (Loss) from operations                              (413,571)       (441,422)
                                                    ----------      ----------
    Other income and expense
    Interest expense                                   (10,958)             --
                                                    ----------      ----------
Total other income and (expense)                       (10,958)             --
                                                    ----------      ----------

Net (loss) before income taxes                        (424,529)       (441,422)

Income taxes                                                --              --
                                                    ----------      ----------

        Net (loss)                                  $ (424,529)     $ (441,422)
                                                    ==========      ==========

Net (loss) per common share                         $     (.05)     $     (.08)
                                                    ==========      ==========

Weighted average number of
  shares of common stock outstanding                 9,216,087       5,487,500
                                                    ==========      ==========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000

                                                               Common              Additional                            Total
                                                          Stock $.0001 Par          Paid-in         Accumulated      Stockholders'
                                                       Shares         Amount        Capital          (Deficit)         (Deficit)
                                                      ----------        ----       ----------       -----------        ---------
Opening balance - July 1, 2000                         8,837,500        $884       $1,128,221       $(1,418,009)       $(288,904)

Issuance of common stock for promotion
  and consulting services rendered                       520,000          52          124,798           124,850

Net loss during for the
  six months ended December 31, 2000                    (424,529)                                      (424,529)
                                                      ----------        ----       ----------       -----------        ---------


Closing balance - December 31, 2000                    9,357,500        $936       $1,253,019       $(1,842,538)       $(588,583)
                                                      ==========        ====       ==========       ===========        =========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                        FOR THE YEAR ENDED JUNE 30, 2000


                                                              Common              Additional                               Total
                                                         Stock $.0001 Par          Paid-in         Accumulated         Stockholders'
                                                      Shares         Amount        Capital          (Deficit)            (Deficit)
                                                     ---------       ------       ----------        -----------        -----------
Opening balance - July 1, 1999                       4,987,500        $499        $  723,506        $  (408,485)        $   315,520

Stock issued in private placement                    2,000,000         200            29,800                 --              30,000
Stock issued as compensation                         1,600,000         160           356,190                 --             356,350

Stock options exercised                                250,000          25            18,725                 --              18,750

Net loss for the year ended
June 30, 2000                                                                                        (1,009,524)         (1,009,524)
                                                     ---------        ----        ----------        -----------         -----------

Closing balance - June 30, 2000                      8,837,500        $884        $1,128,221        $(1,418,009)        $  (288,904)
                                                     =========        ====        ==========        ===========         ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                            2000           1999
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                             $(424,529)     $(441,422)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM  OPERATIONS TO CASH USED IN
OPERATING ACTIVITIES

Bad debt                                                      --        339,808
Depreciation and amortization                                145            770
Stock issued for professional services                   124,850             --
(Increase) decrease in assets:
Accounts receivable                                     (158,924)            --
Inventories                                              (19,026)            --
Deferred acquisition costs                               109,661             --

Increase (decrease) in liabilities:
Accounts payable                                         (83,828)        96,742
Salary and taxes payable                                 378,971             --
Accrued expenses                                          41,950             --
                                                       ---------      ---------
Total adjustments                                        393,799        437,320
                                                       ---------      ---------

Net cash provided by (used in) operations                (30,730)        (4,102)

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                               2000        1999
                                                           --------     -------
                  Balance forward                           (30,730)     (4,102)


CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                           (218)         --


CASH FLOWS FROM FINANCING ACTIVITIES:

Loans receivable (advanced) repaid                            1,150      (1,149)
Net proceeds from loans                                      18,000          --
Stockholder loans                                                --       5,575
Net proceeds from common stock sold                              --         100
                                                           --------     -------

Net cash from (used) in financing activities                 19,150       4,526

Net Increase (decrease) in cash in banks                    (11,798)        424
                                                           --------     -------

Cash in banks - beginning of period                          16,285         (10)
                                                           --------     -------

Cash in banks - end of period                              $  4,487     $   414
                                                           ========     =======

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Period for:
         Interest expense                                  $     --     $    --
                                                           ========     =======

         Income taxes                                      $     --     $    --
                                                           ========     =======

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the quarter ended September 30, 2000, ASV issued 520,000 shares of common stock valued at $124,850 in connection with professional promotion services.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


Note 1-   UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the periods ended December 31, 2000 and 1999 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented.) The results of operations for the six-month period ended December 31, 2000 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2001.


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of America's Sports Voice, Inc. and subsidiary (hereinafter referred to "ASV" or "the Company") is presented to assist in understanding the financial statements. The financial statements and notes are representations of the management of ASV, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.


(A)       NATURE OF BUSINESS

America's Sports Voice was incorporated in the State of New York in February 1997. The Company was formed to create a sports fan advocacy group that provides information, sports programming and sports merchandise. Since inception, the Company has not generated any revenues from its intended principal business activity.

Effective June 28, 2000, the company created a wholly owned subsidiary, Gourmet Cuisine Corp. that was formed for the purpose of acquiring the assets and business of Gourmet Cuisines International, Ltd., as described in Note 4.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


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


(C)       REVENUE RECOGNITION

ASV records revenue when products are shipped from its plant.


(D)       OFFICE EQUIPMENT AND DEPRECIATION

Office equipment is stated at cost. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and the resulting gain or loss is included in other income. Maintenance and repairs are expensed as incurred. Depreciation of equipment is provided over the estimated useful lives of the various assets. Generally, the equipment has been depreciated using the straight-line method over a period of five years. Depreciation expense was $145 and $770 for the six months ended December 31, 2000 and 1999, respectively.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


(E)       DEFERRED ACQUISITION COSTS

Deferred acquisition costs represent the costs associated with the planned acquisition described in Note 4. Deferred acquisition costs are capitalized as a component of total acquisition costs until successful consummation of a planned acquisition. Such costs will be expensed upon determination that a proposed acquisition is unlikely to occur or will be amortized upon completion of the acquisition. Until October 28, 2000, the Company was offsetting rent payments as per an agreement with Hannelore Enterprises against amounts advanced to Gourmet Cuisines International, Ltd. Since October 28, 2000 as discussed in note 7 (Litigation), ASV has stopped offsetting rent payable to Hannelore and is accruing rent of $11,000 per month pending the resolution of the legal matter.


(F)        INVENTORIES

Inventories are stated at the lower of cost or market.


(G)       INCOME TAXES

No income taxes were provided during each of the fiscal periods presented since ASV incurred losses in each period. Normally, taxes are provided on all revenue and expense items included in the consolidated statement of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.


(H)       RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements in order to conform to the 2000 financial statement presentation.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


(I)       CONSOLIDATED NET (LOSS) PER SHARE

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares and equivalents outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the periods ended December 31, 2000 and 1999 as the effect of stock options, or other common stock equivalents outstanding during the period were anti-dilutive.


Note 3 -  FINANCING OPERATIONS

ASV has experienced cash losses from operations for the six months ended December 31, 2000, which have been funded primarily by loans. The company will require additional equity or debt financing in order to sustain its ongoing operations. The Company is aggressively pursuing investors/lenders and is confident it will secure the necessary working capital within the near term with which it can continue to grow the Company and provide for its working capital and investment needs.


Note 4-   PLANNED ACQUISITION

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

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


Note 4 - PLANNED ACQUISITION (CONTINUED)


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

As a result of the above developments, ASV decided not to close on the acquisition of GCI. Instead, ASV is planning to exercise its security interest acquired from Finova to foreclose on the related unpaid note and thereby acquire all the assets of GCI, including GCI's wholly owned subsidiaries. Such assets will be assigned to Gourmet Cuisine Corp., ASV's wholly owned subsidiary. In addition, ASV has personal guarantees from the two stockholders of GCI.

Such plans are contingent upon ASV's ability to capitalize the food processing operations, obtain financing in the amount of approximately $500,000 to acquire real estate and to establish its planned operations in Utica, NY and to obtain financing in the amount of approximately $975,000 to acquire the building ASV now occupies.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


Note 5 - STOCKHOLDER LOANS PAYABLE

Stockholder loans payable consist of the following:

     Unsecured 10% loan payable to MGZ International
       Corp., a minority stockholder.  Principal is due
       May 2002.  Interest only is payable quarterly.              $219,000

     Unsecured, non-interest bearing loan from
       Pacificom                                                     18,000

     Unsecured, non-interest bearing demand loan
       payable to MGZ                                               157,467
                                                                   --------
           Total                                                    394,467

     Less current portion                                           157,467
                                                                   --------

     Stockholder loans payable -net of current portion             $237,000
                                                                   ========


In conjunction with the loans payable to MGZ described above, ASV granted the note holder the option to convert the principal amount of the note into as many as one million shares of the Company's common stock at a conversion price of $0.50 per share. The note holder may exercise it option to convert through February 2002.


NOTE 6 - INCOME TAXES

ASV accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). For the periods ended December 31, 2000, and for the year ended June 30, 2000, no income tax (benefit) was recorded in the consolidated statements of operations.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


Note 6 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities consist of the following:

                                                 Dec. 31,     Dec. 31,
                                                   2000         1999
                                                 --------     --------
           Deferred tax assets-
           Tax benefit of net operating
                 loss carryovers                 $522,000     $268,000
           Valuation allowance                    522,000      268,000
                                                 --------     --------
                                                 $      0     $      0
                                                 ========     ========


The valuation allowance provided for the periods are based on management's valuation of the likelihood of realization. Management has concluded that the income tax benefit provided in the Statements of Operations should be limited to the amount of future benefit that can be assured. ASV has net operating losses for financial reporting purposes approximating $1,740,000 through December 31, 2000 available to offset future income for financial reporting purposes expiring in 2022.


NOTE 7-  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACT

Effective September, 1998, ASV entered into an employment contract with the company's President. The contract is for a 5 year period and provides for annual compensation of $98,000. As of December 31, 2000, accounts payable includes $ 280,500 of unpaid compensation due to the Company's President and to other employees.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 30, 2000, the Board of Directors of ASV granted the President and Secretary of the Company options to purchase shares of common stock of the Company on account of accrued salaries owed to them at the agreed rate of 50% of the bid price at the time the options are exercised. For financial statement purposes additional compensation expense of $26,840 was recorded for the total number of shares of stock issuable at the grant date valued at the closing price of the stock less a 40% discount due to the lack of marketability and other factors.

DEPOSIT ON LAND

During the year ended June 30, 2000 the Company placed a $5,000 deposit on the purchase of a tract of land near Utica, New York. The land is to be utilized in the establishment of a food processing plant.

CONSULTING AGREEMENT

During April 2000, ASV entered into a consulting agreement with MGZ International Corp. ("MGZ"), a minority stockholder. Under the terms of the agreement, MGZ is entitled to an $80,000 fee upon the acquisition of the business of CGI as described in note 3. Since the acquisition has not been consummated as of December 31, 2000, no consulting fees have been recorded by ASV.

LOAN AGREEMENT

During February 2000, ASV entered into a loan agreement with Pacificom (`Pacificom").
Under the terms of the agreement, Pacificom agreed to loan ASV up to $1 million at 11% interest with unpaid principal and interest due December 31, 2000. The agreement is secured by 1 million shares of ASV's common stock which was pledged by MGZ, a minority stockholder.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7- COMMITMENTS AND CONTINGENCIES(CONTINUED)


In addition, the lender received the option to purchase up to 1 million shares of ASV's common stock at $0.10 per share. Such options may be exercised during the month of December 2000. ASV also has the right to acquire up to 900,000 of the options from Pacificom at a purchase price of $0.10 per share at any time prior to December 2000. Since the full amount of the note was not funded, the parties are seeking to resolve the matter and have entered in to a "stand-still" agreement until June 30, 2001. The parties have agreed to use their best efforts to resolve this matter prior to June 30, 2001. It should be noted that the company has only acknowledged receipt of $394,000.

Pacificom made only $18,000 of direct loans to ASV. Pacificom advanced funds to MGZ. Such funds were used by MGZ to make $376,000 of loans to ASV. Accordingly, the total outstanding obligation of ASV is the loan payable to MGZ described in note 5. ASV, MGZ and Pacificom are currently negotiating a revision to the original loan agreement that would recognize that ASV would have no direct indebtedness to Pacificom. ASV's management and legal counsel believe that such revision will be effected on terms satisfactory to ASV.

MANAGEMENT AGREEMENT

Effective February 1, 2000, ASV entered into an agreement with Hannelore Gourmet Foods, Ltd. ("Hannelore"), a wholly-owned subsidiary of CGI (see note 4) to manage Hannelore's business and finances. The agreement is for a one-year period ending January 31, 2001, but may be terminated by either party upon 30-day written notice. ASV is to be paid 50% of the profits of Hannelore at the end of the contract. The Company has not recorded any management revenue during the period ended December 31, 2000.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


NOTE 7- COMMITMENTS AND CONTINGENCIES(CONTINUED)


LITIGATION

ASV is involved in two legal matters arising out of the demised premises utilized by the company to operate the food processing and food distribution business of CGI and it wholly owned subsidiary Hannelore. The first matter is a litigation, which involves a claim by 247 Broadway, LLC as Landlord for back rent and an Order of Eviction of the Tenant. The Company has made a motion to dismiss the summary proceeding of 247 Broadway, LLC based upon the fact that in October, 2000, 247 Broadway, LLC lost title to the property through a foreclosure action by the mortgagor. That motion is before the court . Subsequent to October, the mortgagor having obtained title to the building and property through its foreclosure action, commenced a summary proceeding against the Company to evict. The Company made a motion to dismiss the action, which was granted by the Court. In the decision of the Court the lease was recognized as continuing in force. Accordingly, the Court stated that the lease was not extinguished by the foreclosure sale. The mortgagor has moved for a re-argument of the court's decision. Management believes that it will resolve this matter without it having a material impact upon the Company.

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