Form 10-Q
period 2001-03-31
AMERICAS SPORTS VOICE INC /NY
filed 2001-05-23
CIK 1056715

ISSUER INFORMATION FILE
                          Third Fiscal Quarterly Report
                                 (SEC form 10Q)


                                Date May 23, 2001



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



                           ISSUER'S EQUITY SECURITIES
                           Common Equity Voting Stock
                                $.0001 par value
                          150,000,000 shares authorized
                    13,500,278 shares issued and outstanding



                                 TRANSFER AGENT
                       OTC Corporate Transfer Service Co.
                                  P.O. Box 501
                           Hicksville, New York 11802
                               Phone: 516-433-6503

ASPV SEC Filings Management Discussion: Investor -
     America's Sports Voice Inc.


First Fiscal Quarterly Report (SEC form 10Q)

ITEM 1 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, RESULTS OF OPERATIONS and PROPOSED ACQUISITIONS

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

     The Company through its subsidiary Gourmet Cuisine, Corp. has completed its third quarter of operation with revenues of $604,387 during the six-month period ended March 31, 2001. The Company did not have any operating income in the prior year. The Company's revenues are being generated from its food processing line of business. During the current quarter the Company had revenue of $110,406 and incurred $138,892 in selling, general and administrative expenses and $26,840 in stock compensation. This resulted in a net loss of .03 per share, versus a loss of .07 per share in the prior year quarter. (The Company has outstanding loans to Hannelore Gourmet Foods, LTD. of $231,308 this loan was part of the money the Company used to purchase Finova Capital's, position plus operating capital.)


ITEM 2. Plan of Operation

In addition to its food processing business, the Company intends to expand its scope of operation into information to market the benefits, not only of gourmet foods but diet foods, prepare the communication field as well as its present operation of food processing. The Company has entered into a contract to purchase ninety-eight (98%) of a company called

UkaPage in Kiev pending a two year audit by Ernst & Young. In addition, the Company will acquire One Hundred (100%) of a communication company in Louisiana. The aquision would be for Six Million (6,000,000) shares of unregistered common stock with restrictions. These companies have a combined income of Two Million ($2,000,000) dollars and a net profit of One Hundred and Twenty Thousand ($120,000). UkaPage has a license to install fiber optic cable in twenty-eight cities in the Ukraine and is the primary reason our Company pursed the aquission. Therefore, the Company anticipates revenues not only from its present contracts within the Food Industry, and in addition from the communication industry as well.

     ASV has targeted a national and international audience to market its various products from foreign airlines to international Internet companies. The Company's target market. The food processing company, Gourmet Cuisine Corp. has unlimited potential and needs to developed it's own product for Home Meal replacement catalog to start marketing it's merchandise. This is in addition to the 500 recipes that Gourmet Cuisine Corp. has acquired the rights to and were created by the world famous Master Chef, Gerhard Daniel.


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


ITEM 5. In addition to the Company's forgoing marketing plans, the Company intends to market to other companies who are interested in marketing either their products, services or food to their members. The Company plans to private label and/or co-pack for various food companies, consumer driven businesses such as hotels and casinos. The Company intends to use its website to notify accounts of new locations to receive discounts on goods, services and food. The website will hold a multitude of pricing and items processed daily so the accounts will have an interest to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The Company intends to change the content of the website daily and in some cases, prices will be updated multiple times throughout the day.

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


ITEM 7. The Company requires additional funding in order to effectuate its business plan. There is no assurance such funds will become available. Further, it is anticipated that any such funding so obtained will result in significant dilution of existing shareholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition.

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

The Company is also negotiating with the mortgagor to purchase the building directly from said mortgagor. In October 2000, the mortgagee obtained title to the property and building through a foreclosure sale based upon a judgment of foreclosure. The Company has obtained, on February 5, 2001, a motion to dismiss the mortgagor's action for summary proceeding with this Court recognizing the Company rights to the existing lease. The mortgagor has moved for rearguement of the decision. The action is still pending in Landlord Tenant Court of Suffolk County, New York.


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

     The Company presently has nominal cash or cash equivalents. However, the Company has obtained agreement from key management to defer or reduce their salaries for the present time. The President of the Company has agreed to waive any salaries due, pursuant to his employment agreement with the Company, until such time as the Company begins generating revenues from operations. The board has granted the president and secretary the option to receive 144 stock as compensation for their back salaries if they elect. In January of 2001 the Present of the company excerised his option and received additional stock as part of his compensation. (see stock aquiersion)