Form 10-Q/A
period 2001-03-31
AMERICAS SPORTS VOICE INC /NY
filed 2001-05-29
CIK 1056715

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

                              Index to Form 10-QSB

                      For the Periods Ended March 31, 2001


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Balance Sheets  ................................... 3
          Consolidated Statements of Operations .......................... 4-5
          Consolidated Statements of Stockholders' Deficit................ 6-7
          Consolidated Statements of Cash Flows .......................... 8-10
          Notes to Consolidated Financial Statements ..................... 11-20

Item 2. Management's Discussion and Analysis ............................. 21-24

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000


                                                                          Audited
                                                          March 31,       June 30,
                                                            2001           2000
                                                         -----------    -----------
ASSETS
Current Assets:
  Cash in banks                                          $   (14,265)   $    16,285
  Accounts receivable                                        114,544             --
  Inventories                                                 37,687             --
  Loan receivable                                                 --          1,150
                                                         -----------    -----------
     Total current assets                                    137,966         17,435
Other assets:
  Equipment, net of accumulated depreciation of $3,075         1,495            145
  Deposits                                                     5,075          5,075
  Deferred acquisition costs                                 201,201        340,969
                                                         -----------    -----------
     Total other assets                                      207,771        346,189
                                                         -----------    -----------
       TOTAL ASSETS                                      $   345,737    $   363,624
                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
  Accounts payable                                       $   181,335    $   256,061
  Salaries and taxes payable                                 365,059             --
  Accrued expenses                                            58,426         20,000
  Current portion of stockholder loans payable               157,467        157,467
                                                         -----------    -----------
     Total current liabilities                               762,287        433,528
Stockholder loans payable                                    284,500        219,000
                                                         -----------    -----------
       TOTAL LIABILITIES                                   1,046,787        652,528
                                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Common stock, par value $.0001; 150,000,000 shares
  authorized ; 13,564,167 and 8,837,500 shares issued
  and outstanding at March, 2001 and June 2000                 1,356            884
Additional paid-in capital                                 1,437,399      1,128,221
Accumulated (deficit)                                     (2,139,805)    (1,418,009)
Total stockholders' (deficit)                               (701,050)      (288,904)
                                                         -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)            $   345,737    $   363,624
                                                         ===========    ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                 2000           1999
                                             ------------    -----------
Sales                                        $    103,295             --
Cost of sales                                    (116,392)            --
                                             ------------    -----------
  Gross profit                                    (13,097)            --

General and Administrative Expenses
  Professional fees                                46,788             --
  Salaries and benefits                           123,430             --
  Office and other administrative expenses        108,477        301,677
  Bad debt expense                                     --             --
  Depreciation                                         --             --
                                             ------------    -----------
Total general and administrative expenses        (278,695)      (301,677)
                                             ------------    -----------
     (Loss) from operations                      (291,792)      (301,677)
                                             ------------    -----------
Other income and expense
  Interest expense                                 (5,475)            --
                                             ------------    -----------
Total other income and (expense)                   (5,475)            --
                                             ------------    -----------
Net (loss) before income taxes                   (297,267)      (301,677)

Income taxes                                           --             --
                                             ------------    -----------
     Net (loss)                              $   (297,267)   $  (301,677)
                                             ============    ===========
Net (loss) per common share                  $       (.02)   $      (.03)
                                             ============    ===========
Weighted average number of
  shares of common stock outstanding           13,289,441      8,637,500
                                             ============    ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                 2001            2000
                                             ------------    -----------
Sales                                        $    597,275             --
Cost of sales                                    (427,364)            --
                                             ------------    -----------
   Gross profit                                   169,911             --

General and Administrative Expenses
  Professional fees                               248,556             --
  Salaries and benefits                           270,285             --
  Office and other administrative expenses        356,288        402,135
  Bad debt expense                                     --        339,808
  Depreciation                                        145          1,155
                                             ------------    -----------
Total general and administrative expenses         875,274       (743,098)
                                             ------------    -----------

(Loss) from operations                           (705,363)      (743,098)
                                             ------------    -----------
  Other income and expense
  Interest expense                                (16,433)            --
                                             ------------    -----------
Total other income and (expense)                  (16,433)            --
                                             ------------    -----------

Net (loss) before income taxes                   (721,796)      (743,098)

Income taxes                                           --             --
                                             ------------    -----------
     Net (loss)                              $   (721,796)   $  (743,098)
                                             ============    ===========

Net (loss) per common share                  $       (.07)   $      (.12)
                                             ============    ===========

Weighted average number of
 shares of common stock outstanding            10,553,388      6,275,864
                                             ============    ===========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                    FOR THE NINE MONTHS ENDED MARCH 31, 2001


                                                   Common            Additional                    Total
                                              Stock $.0001 Par        Paid-in     Accumulated   Stockholders'
                                            Shares       Amount       Capital      (Deficit)     (Deficit)
                                         -----------    ---------    ----------   -----------    ---------
Opening balance - July 1, 2000             8,837,500    $     884    $1,128,221   $(1,418,009)   $(288,904)

Issuance of common stock for promotion
  and consulting services rendered           520,000           52       124,798            --      124,850

Issuance of common stock in lieu of
  compensation                             4,106,667          410       172,450            --      172,860

Issuance of common stock for legal
  services rendered                          100,000           10        11,930            --       11,940

Net loss during for the
  nine months ended March 31, 2001                                                   (721,796)    (721,796)
                                         -----------    ---------    ----------   -----------    ---------
Closing balance - March 31, 2001          13,564,167    $   1,356    $1,437,399   $(2,139,505)   $(701,050)
                                         ===========    =========    ==========   ===========    =========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                        FOR THE YEAR ENDED JUNE 30, 2000



                                             Common              Additional                    Total
                                        Stock $.0001 Par          Paid-in     Accumulated   Stockholders'
                                      Shares        Amount        Capital      (Deficit)     (Deficit)
                                    ----------    -----------    ----------   -----------    ---------
Opening balance - July 1, 1999       4,987,500    $       499    $  723,506   $  (408,485)   $ 315,520

Stock issued in private placement    2,000,000            200        29,800            --       30,000

Stock issued as compensation         1,600,000            160       356,190            --      356,350

Stock options exercised                250,000             25        18,725            --       18,750

Net loss for the year ended
June 30, 2000                       (1,009,524)    (1,009,524)
                                    ----------    -----------    ----------   -----------    ---------

Closing balance - June 30, 2000      8,837,500    $       884    $1,128,221   $(1,418,009)   $(288,904)
                                    ==========    ===========    ==========   ===========    =========

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


                                               2001         2000
                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                  $(721,796)   $(743,098)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM  OPERATIONS TO CASH USED IN
OPERATING ACTIVITIES

Bad debt                                           --      339,808
Depreciation and amortization                     145        1,155
Stock issued for professional services        136,790           --
Stock issued in lieu of compensation          172,860
(Increase) decrease in assets:
Accounts receivable                          (114,544)          --
Inventories                                   (37,687)          --
Deferred acquisition costs                    139,768           --

Increase (decrease) in liabilities:
Accounts payable                              (74,726)     110,216
Salary and taxes payable                      365,059           --
Accrued expenses                               38,426           --
                                            ---------    ---------
Total adjustments                             626,091      451,179
                                            ---------    ---------
Net cash provided by (used in) operations     (95,705)    (291,919)

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                      2001         2000
                                                    --------    ---------
           Balance forward                           (95,705)    (291,919)

CASH FLOWS FROM INVESTING ACTIVITIES:

Security Deposits                                         --       (5,000)
Capital expenditures                                  (1,495)
                                                    --------    ---------
   Net cash flows (used) in investing activities      (1,495)      (5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder loans                                         --       93,112
Loans receivable (advanced) repaid                     1,150      203,917
Net proceeds from loans                               65,500           --
                                                    --------    ---------
Net cash from (used) in financing activities          66,650      297,029
Net Increase (decrease) in cash in banks             (30,550)         110
                                                    --------    ---------

Cash in banks - beginning of period                   16,285          (10)
                                                    --------    ---------

Cash in banks - end of period                       $(14,265)   $     100
                                                    ========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid During the Period for:
          Interest expense                          $     --    $      --
                                                    ========    =========

          Income taxes                              $     --    $      --
                                                    ========    =========

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

                FOR THE NINE MONTHS ENDED MARCH 31, 2001 and 2000

NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the quarter ended September 30, 2000, ASV issued 520,000 shares of common stock valued at $124,850 in connection with professional promotion services.

During the quarter ended March 31, 2001, ASV issued 3,506,667 shares of retricted stock to two officers of the company in lieu of accrued compensation owed to them. The stock was valued at $.04 per share ($126,240) for the purpose of settling the accrued compensation.

During the quarter ended March 31, 2001, ASV issued 600,000 share of restricted stock valued at $46,620 to an employee in lieu of compensation. Further, ASV issued 100,000 shares of stock valued at $11,940 for legal services rendered.

                   AMERICA'S SPORTS VOICE, INC. and SUBSIDIARY

                   Notes to Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

Note 1 -  Unaudited Financial Information

The unaudited financial information included for the periods ended March 31, 2001 and 2000 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented.) The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2001.

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

(A)  Nature of Business

America's Sports Voice, Inc. was incorporated in the State of New York in February 1997. The Company was formed to create a sports fan advocacy group that provides information, sports programming and sports merchandise. Since inception, the Company has not generated any revenues from its intended principal business activity.

Effective June 28, 2000, the company created a wholly owned subsidiary, Gourmet Cuisine Corp. that was formed for the purpose of acquiring the assets and business of Gourmet Cuisines International, Ltd., as described in Note 4.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

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

(D)  Office Equipment and Depreciation

Office equipment is stated at cost. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated and the resulting gain or loss is included in other income. Maintenance and repairs are expensed as incurred. Depreciation of equipment is provided over the estimated useful lives of the various assets. Generally, the equipment has been depreciated using the straight-line method over a period of five years. Depreciation expense was $145 and $1,155 for the nine months ended March 31, 2001 and 2000, respectively.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

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

(H)  Reclassifications

Certain reclassifications have been made to the 2000 financial statements in order to conform to the 2001 financial statement presentation.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

(I)  Consolidated Net (Loss) per Share

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares and equivalents outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the periods ended March 31, 2001 and 2000 as the effect of stock options, or other common stock equivalents outstanding during the period were anti-dilutive.

Note 3 - Financing Operations-Going Concern

ASV has experienced cash losses from operations for the nine months ended March 31, 2001, which have been funded primarily by loans. The company will require additional equity or debt financing in order to sustain its ongoing operations. The Company is aggressively pursuing investors/lenders and is confident it will secure the necessary working capital within the near term with which it can continue to grow the Company and provide for its working capital and investment needs.

Note 4 - Planned Acquisition

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

           Three Months and Nine Months Ended March 31, 2001 and 2000

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

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

Note 5 - Stockholder Loans Payable

Stockholder loans payable consist of the following:
   Unsecured 10% loan payable to MGZ International
     Corp., a minority stockholder.  Principal is due May
     2002.  Interest only is payable quarterly              $219,000
   Unsecured, non-interest bearing loan from
     Pacificom                                                65,500
   Unsecured, non-interest bearing demand loan
     payable to MGZ                                          157,467
                                                            --------
         Total                                               441,967
   Less current portion                                      157,467
                                                            --------
   Stockholder loans payable - net of current portion       $284,500
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

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

NOTE 6 - Commitments and Contingencies

Employment contract

Effective September, 1998, ASV entered into an employment contract with the company's President. The contract is for a 5 year period and provides for annual compensation of $98,000. As of March 31, 2001, accounts payable includes $ 00 of unpaid compensation due to the Company's President and to other employees. During the quarter ended March 31, 2001, the Company issued 2,940,000 shares of common stock to the president value at $105,840 in partial payment of the amounts due him.

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

Consulting Agreement

During April 2000, ASV entered into a consulting agreement with MGZ International Corp. ("MGZ"), a minority stockholder. Under the terms of the agreement, MGZ is entitled to an $80,000 fee upon the acquisition of the business of CGI as described in note 3. Since the acquisition has not been consummated as of March 31, 2001, no consulting fees have been recorded by ASV.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

NOTE 6 - Commitments and Contingencies(continued)

Loan Agreement

During February 2000, ASV entered into a loan agreement with Pacificom ("Pacificom"). Under the terms of the agreement, Pacificom agreed to loan ASV up to $1 million at 11% interest with unpaid principal and interest due on demand. The agreement is secured by 1 million shares of ASV's common stock which was pledged by MGZ, a minority stockholder.

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

Pacificom made only $65,500 of direct loans to ASV. Pacificom advanced funds to MGZ. Such funds were used by MGZ to make $376,000 of loans to ASV. Accordingly, the total outstanding obligation of ASV is the loan payable to MGZ described in note 5. ASV, MGZ and Pacificom are currently negotiating a revision to the original loan agreement that would recognize that ASV would have no direct indebtedness to Pacificom. ASV's management and legal counsel believe that such revision will be effected on terms satisfactory to ASV.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

NOTE 6 - Commitments and Contingencies(continued)

Management Agreement

Effective February 1, 2000, ASV entered into an agreement with Hannelore Gourmet Foods, Ltd. ("Hannelore"), a wholly-owned subsidiary of CGI (see note 4) to manage Hannelore's business and finances. The agreement is for a one-year period ending January 31, 2001, but may be terminated by either party upon 30-day written notice. ASV is to be paid 50% of the profits of Hannelore at the end of the contract. The Company has not recorded any management revenue during the nine months ended March 31, 2001.

Litigation

ASV is involved in two legal matters arising out of the demised premises utilized by the company to operate the food processing and food distribution business of CGI and it wholly owned subsidiary Hannelore. The first matter is a litigation, which involves a claim by 247 Broadway, LLC as Landlord for back rent and an Order of Eviction of the Tenant. The Company was granted a motion to dismiss the summary proceeding of 247 Broadway, LLC based upon the fact that in October, 2000, 247 Broadway, LLC lost title to the property through a foreclosure action by the mortgagee. That motion is before the court . Subsequent to October, the mortgagee having obtained title to the building through its foreclosure action, commenced a summary proceeding against the company to evict. The mortgagor has moved for a re-argument of the court's decision. Management believes that it will resolve this matter without it having a material impact upon the Company. In addition, the mortgage holder on the demised premises has obtained a Judgment of Foreclosure against 247 Broadway, LLC and Hannelore Gourmet Foods as the guarantor of said mortgage obligation. On October 23, 2000, a Mortgage Foreclosure Sale occurred and the premises reverted back to the mortgagee. The Company is in negotiations with the mortgage holder and believes that it will be able to acquire the property or enter into a long-term lease in order to continue its operations at the demised premises with the mortgage holder now that it has taken repossession of the property from 247 Broadway, LLC.

                   AMERICA'S SPORTS VOICE, INC. AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

           Three Months and Nine Months Ended March 31, 2001 and 2000

NOTE 6 - Commitments and Contingencies(continued)

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


ITEM 4. Management believes that it is extremely important to build ASV's brand image, which should enable the Company to attract an additional stream of income from sales revenues as the Company's concept is accepted and grows. The advertising and marketing campaign will blanket targeted markets promoting the Company's brand name in the consumer marketplace.


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