Form 10KSB
period 2001-06-30
AMERICAS SPORTS VOICE INC /NY
filed 2001-08-15
CIK 1056715

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     (Mark One)

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to__________

                         Commission File Number 0-18270

                          AMERICA'S SPORTS VOICE, Inc.
           (Exact name of the registrant as specified in its charter)

           NEW YORK                                         11-2857523
           --------                                         ----------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification  No.)

                      PO box 448 Greenlawn, New York 11740
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(Registrant's telephone number, including area code)        (516) 380-4837

Securities registered under Section 12 (b) of the Exchange Act:

                                             Name of each exchange on which
     Title of each class                               registered
            NONE


Securities registered pursuant to Section 12 (g) of the Act:

          Common stock, par value $ .0001 per share        NASD
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_     No ___

As of June 30, 2001, there were 14,769,719 shares outstanding having an aggregate market value of $1,331,899.

Transitional Small Business Disclosure Format (check one):

                              Yes ___     No _X_

PART I.

ITEM I. Business

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the America's Sports Voice, Incr.'s (the "Company" or "ASV") financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

     The Company has generated from a development stage company into a fully operational holding company with revenues during the fiscal period ended July 30, 2001. The Company earned its income from its wholly owned subsidiary, Gourmet Cuisine, Corporation and certain loans to Hannelore Gourmet Foods, LTD and its subsidiaries. In this year the Company had revenue of $759,852.62 and incurred $1,402,587.87 in selling, general and administrative expenses and $121,350 in stock compensation, The Company has outstanding loans to Hannelore Gourmet Foods, LTD. of $204,348.47 this loan was part of the money the Company used to purchase Finova Capital's position plus operating capital. This cost was primarily as a result of expenses incurred by the Company relating to the filing of a registration statement on Form 10-SB with the Securities and Exchange Commission during the applicable period, as well as additional legal and accounting expenses related to the acquisition consummated by the Company in April 2000. In addition, a portion of this increase is attributable to moving expenses, as the Company moved its principal place of business during the three-month period ended March 31, 2000. The write off an account receivable due from an unaffiliated party in the amount of $356,350, as it appeared to management at that time, the likelihood of recovering all or a portion of such receivable was not expected to occur in the foreseeable future, or at all. (See notes in financial statements)

Management of the Company has had a reversal of a court decision that effectively concerns the operation of the company. In a dispute over an extension of a lease the court ruled that Gourmet Cuisine, Corporation and ASV were not the survivor of the Hannelore lease and had to vacate the premises. This was completed and a new facility is under consideration. This loss hindered the company from fulfilling its contract with its clients. Also all records were placed in moving vans and were not available to our accountants to complete their audit in time to file our 10K. The company notified the SEC of its problem and was advised to file an S3 with the SEC and re-audit its records. The Company has signed a contract to purchase a 20,000 square foot USDA plant in Herkimer County, New York. This plant is on ten acres of land and has a five-room house as part of the acquisition. The Company has significant revenues to purchase the property and with the new direction the Company has taken this set back should be short lived. The Company is in contract to acquire Ninety-Eight percent of a communication company called UkrPage. This communication company is in Kiev with over $800,000 in sales and $2,000,000 in assets. The acquisition contract is based upon the completion of an audit by Earnest & Young, and a confirmation of the Ukraine Government's agreement with UkrPage to install Telephone lines, Fiber Optics and Internet capabilities. UkrPage has the exclusive use to run its lines through the Subway system in the Ukraine, throughout twenty-eight cities. UkrPage has been approved for a ten million dollar loan by the Allied Bank of Boston to fulfill its contractual obligation to run fiber optic cable in the Ukraine.

The Company now directs its business objectives into two areas outlined herein below under "Plan of Operation."

ITEM 2. Plan of Operation

     ASV is acting as a Holding Company while still operating as a high technology, multi-media marketing company utilizing both the Internet and publishing businesses to accomplish its business objectives. The Company intends to provide timely sports information, sports programming, discounted travel benefits and sports merchandise to its members through its quarterly magazine and Website. In addition, management is also reviewing various business opportunities that have been presented, which opportunities are outside of the current scope of the Company's business. ASV's entrance into the production and distribution of food on a large wholesale level will impact its revenue and make the company a high revenue producer. The Company anticipates revenues not only from its present contracts within the Airline Industry but in Supermarkets as well, i.e.: Indications from ShopRite Markets to purchase five of our (ready, set, Gourmet; Italian Foods) this purchase order will be for $60,000 per week starting in October 2001. The company has also received favorable indications from other supermarkets to sell its frozen meals.

     The Company is presently positioning strategic alliances with various organizations this is paramount, considering the numerous Web Sites, pertaining to Foods. These alliances will place "take-one" applications in their multiple locations, thus developing alliance members. The locations in different businesses will provide the Company with recognition and Web Site location to prospective members and with discounts on goods and/or services. For participating in this network, ASV will pay the retailer or organization a commission on each member that signs up through his or her store or location. The Company will utilize all efficient and cost effective means of attracting additional members. Management feels that recent history and public outcry make this the perfect time to launch the ASV membership marketing campaign.

ITEM 3. The Company's eventual ability to influence the owners, players and sponsors should also increase.

     ASV also intends to develop multi-media platforms from which to launch other entertainment-oriented projects. In this regard, ASV is currently in negotiations with a radio station, Internet service provider and theatrical and event ticket providers. These recent negotiations involve the production and broadcast of the future Food program. The format will consist of top comedians interviews and cooking specialties. This broadcast will be available through the various Cable Stations and the Company's website, providing ASV an international reach with a local market and future syndication program. With the Internet distribution the Company will reach more of its members and they can listen live or at any convenient time because the content will be archived and available on the website.


ITEM 4. It is ASV's plan to capitalize on management's perceived enormous growth of the Internet. Management believes Internet usage is growing significantly. Thus far, Internet usage has grown from 50 million dollars in 1996, to a projected one billion dollars by the Fifth year 2001. According to IBM's publicly reported research, in 1996 there was $900 million in Internet based sales, $2 billion in 1997 and projected to $200 Billion in 2001. ASV can capitalize on this growth to promote its Food Programs.

     The site will provide ASV with an additional future advertising revenue stream as the site is visited and becomes a viable medium to weekly and monthly give away promotions, which will include ASV products (hats, T-shirts, bags, etc.) ASV's website will offer a multitude of timely and comprehensive sports Information as well as it's food list for sports party's. Only the home page (first i.e. magazine cover) will be available to all, but the core of the content will not be accessible unless the person is a member. They can join by calling the Company's toll free marquee number or instantly by a simple secure transaction with a credit card over the Internet. This quick transaction will provide the new member with a log on name and password allowing instant access to all member content areas of the website, interviews, statistics information, chat rooms and contest areas.

ITEM 5. The Company intends to market to other companies interested in marketing products or services and food to its members. Because Internet sites which receive high visitor traffic develop huge databases, if the site is successful (of which there can be no assurance) ASV will be able to capitalize on this high visitor volume by offering marketing and consulting services to multiple businesses which require database information in order to expand their market penetration. Alliance members will be listed on the site as they are signed up to instantly notify members of new locations to receive discounts on goods, services or food. The website will hold a multitude of contests such as daily sports trivia, weekly contests and monthly drawings. The contests will interest members to check the site often, even multiple times daily from home or office quickly and easily. This traffic visiting the Company's website will act as an incentive for potential advertisers to market their goods to the website's visitors. The content of the website will change often, specifically daily wherein sports related story and scores will be updated multiple times throughout the day.

     As membership grows in the organization (of which there can be no assurance) the magazine is expected to become an additional revenue stream generating advertisers dollars. In the initial issues the Company will offer deep discounts to organizations that will commit to a term of advertising based on an increasing fee scale as membership builds.

ITEM 6. Aside from the serious issues of its members, there will be an entertaining side. This will consist of a cable infomercial with top entertainers talking about the Food and various plans to obtain the company's products. These include franchise movement, expansion, contract negotiations, price increases, revenue sharing and diet plans.

     ASV's long term print media plan is to advertise in the section of all major market newspapers throughout the country. The Company will also advertise in many of the food related magazines (i.e., Super Market News).

     The Company anticipates that it will require infusion of additional capital to accomplish its business objectives described herein, in that anticipated revenues from operations will be sufficient to fund operations.

ITEM 7. Funding during such periods, because the Company has entered the Food Processing and Distribution business in addition to it's Sports Information business, there is a need to provide adequate funds, whether through additional equity financing, debt financing or other sources, when needed or on terms acceptable to the Company. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations and financial condition.


Subsequent Event

     As previously stated, the company has experienced a loss of location due to a court decision. This left the company with no means of producing its product for its customers. A notice was forwarded to all of the company's clients advising them of this fact. The Company is presently under contract to purchase a 20,000 square foot USDA facility in Herkimer County, New York. This facility can be in operation in one month. The auditor of ASV are unable to complete their audit in time for the company to file it's 10K. The company has advised the SEC of this fact and will file an S3 as soon as possible.

     In October 2000 the Company sued the principals of Gourmet Cuisine International, LTD. for misleading financial statements and fraud. The Company has fore closed on Gourmet Cuisine International, LTD as per the Company's right under the terms of the loan it purchased from Finova.

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



     Source: Primark. (c) Copyright 2001. All rights reserved.